Form 10QSB
period 2007-03-31
CRC CRYSTAL RESEARCH CORP
filed 2007-05-24
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2007

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 000-52472

_________________________________________________

CRC CRYSTAL RESEARCH CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0728263 (IRS Employer Identification No.)

4952 East Encanto Street, Mesa, Arizona 85205

(Address of Principal Executive Offices)

(480) 452-3301

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]; No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]; No [___]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 21, 2007, the Registrant had outstanding 10,659,449 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

{A0038896.DOC}

CRC Crystal Research Corporation

FORM 10-QSB REPORT INDEX

{A0038896.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation

(A Development Stage Company)

BALANCE SHEET

As of March 31, 2007 (Unaudited)

March 31, 2007
ASSETS

Current Assets	$ -

Long Term Assets
Manufacturing Equipment – Net	-

Total Long Term Assets	-

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Loans Payable – Related Parties	$ 8,540
Accrued Liabilities – Related Party	-
Convertible Notes	-

Total Liabilities	8,540

Stockholders’ Equity

Preferred Stock, authorized 50,000,000 shares, par value $0.001, no preferred stock is outstanding	-

Common Stock, authorized 450,000,000 shares, par value $0.001, issued and outstanding on December 31, 2006 and 2005 is 10,659,449 and 3,679,605 shares respectively	10,659

Paid in Capital	849,988

Accumulated Deficit During Development Stage	(869,187)

Total Stockholders’ Equity	(8,540)

Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these statements

{A0038896.DOC}3

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF OPERATION

As of March 31, 2007 (Unaudited)

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006

Operating Expenses
General and Administrative	$ 540	$ 901	$ 1,013,785
Interest Expense	-	-	140,683
Research and Development	-	-	331,459
Professional Fees	8,000	3,431	73,492

Total Expenses	8,540	4,332	1,559,419

Net (Loss) before Extraordinary Items	(8,540)	(4,332)	(1,559,419)

Extraordinary Items
Gain on Expiration of Debt	-	-	230,000
Gain on Write-down of Deferred Compensation	-	-	660,000
Other Income	-	-	6,654
Loss on Sale of Asset	-	-	(7,491)
Impairment of Manufacturing Equipment	-	-	(198,931)

Net Income/(Loss)	($ 8,540)	($ 4,332)	$ (869,187)

Basic and Diluted (Loss) per Share	a	a

Weighted Average Number of Shares	7,580,668	3,679,605

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

{A0038896.DOC}4

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

As of March 31, 2007 (Unaudited)

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2006	2005	2006

Operating Activities

Net Profit / (Loss)	$ (8,540)	$ (4,332)	$ (869,187)

Significant Non-Cash Transactions
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	-	198,931
Common Stock issued to Convert Notes	-		85,000
Common Stock issued for Conversion of Related Party Debt	-	-	333,175
Common Stock issued for Service	-	-	183,600
Gain on write-off of convertible Debt	-	-	(230,000)
Gain on write-down of Accrued Liabilities	-	-	(660,000)
Changes in Assets and Liabilities
Increase/(Decrease) in Accrued Liabilities	-	-	775,000

Net Cash (Used) by Operating Activities	(8,540)	(4,332)	(150,445)

Investment Activities
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

{A0038896.DOC}5

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

As of March 31, 2007 (Unaudited)

 (continued)

Financing Activities
Net Proceeds from loans - Related Parties	8,540	4,332	202,533
(Repayment) of Related Party through conversion to Stock	-	-	(193,993)
Proceeds from Series A Convertible Notes	-	-	200,000
(Repayment) of Notes through Conversion			(85,000)
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	8,540	4,332	382,412

Net Increase/(Decrease) in Cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

Supplemental Information:
Interest Paid	$ -	$ 11,500	$ 140,683
Income Taxes Paid	$ -	$ -	$ -

Significant Non-Cash Transactions: None.

The accompanying notes are an integral part of these statements

{A0038896.DOC}6

 CRC Crystal Research Corporation

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 (Unaudited)

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

CRC Crystal Research Corporation (“CRC Arizona”) was organized in the state of Arizona on March 22, 1993.  CRC Arizona had difficulty obtaining sufficient capital to maintain operations and ceased active operations in 1999.  In June, 2006, CRC Arizona’s board approved a plan to reincorporate in the State of Nevada.  CRC Arizona completed the reincorporation by filing of Articles of Merger with the States of Arizona and Nevada on September 21, 2006, which effected the merger of the CRC Arizona with and into CRC Crystal Research Corporation (“CRC Nevada”), a Nevada corporation.  Prior to filing the Articles of Merger, CRC Nevada was a wholly-owned subsidiary of CRC Arizona.   CRC Arizona and CRC Nevada shall be referred to collectively as the “Company.”

The Company is the licensee under a License Agreement dated September 25, 2006, with Single Crystal Technologies, Inc. (“SCT”), under which the Company holds a non-exclusive, worldwide license to use and employ certain intellectual property rights owned by SCT to manufacture, use and sell scintillation crystals, well logging assemblies, scintillation crystal plate assemblies and gamma camera plate assemblies.  The Company intends to use the rights granted under the License Agreement to develop product and services for use in energy exploration and homeland security, among other applications, and is actively seeking capital to fund the commencement of operations.

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Management Certification

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America, consistently applied.

Fiscal Year

The Company operates on a December 31st fiscal year end.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

{A0038896.DOC}7

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line bases over their useful lives.  Office Equipment is depreciated over five years.  Manufacturing equipment is depreciated over ten years and is periodically reviewed for impairment.  A gain or loss on disposal is included in the statement of operation net of cost and accumulated depreciation for all disposed assets.  During 2004 the Company sold an asset and recorded a loss on disposition of $7,491.

The net book value of manufacturing equipment at December 31, 2004 was $203,212.  Because the Company had been inactive and the manufacturing equipment had been in storage for several years, the Company decided to review the equipment for impairment.  It was determined that not all components were still useful.  Accordingly, the Company recorded an impairment charge of $100,000 at December 31, 2005, which represented the value of the book value components which the Company determined were no longer useful.  As of December 31, 2006, the Company reviewed the manufacturing equipment again, and decided to fully impair the equipment, which resulted in an impairment charge of $98,931 in the year ended December 31, 2006.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $869,187 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

{A0038896.DOC}8

NOTE 4.

STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of March 31, 2007, there were 10,659,449 shares of common stock outstanding, and no shares of preferred stock outstanding.   On June 10, 2006, the Company effected a four for one stock split.  All share amounts herein are adjusted to give effect to the stock split.

The Company did not issue any shares of common stock in the three months ended March 31, 2007.

Warrants and Options

Information relating to warrant activity during the three months ended March 31, 2007 was as follows:

Total Warrants Outstanding at December 31, 2006	300,000
Less: Warrants Exercised	0
Less: Warrants Expired	0
Total Warrants Outstanding at March 31, 2007	300,000

On March 31, 2007, the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

	Warrants Outstanding	Exercise Price	Expiration Date
	140,000	$ 0.50	19-Oct-2008
	160,000	$ 0.50	08-Apr-2010
Total	300,000

All exercise prices and share amounts have been adjusted to account for a four for one stock split effected on June 10, 2006.

NOTE 5.

RELATED PARTY PAYABLES

Loans from Kiril A. Pandelisev

During the three months ended March 31, 2007, the Company received loans from Kiril A. Pandelisev, the Company’s sole officer and director, and its majority shareholder, in the amount of $8,540 to pay general and administrative expenses.  As of March 31, 2007, the Company was indebted to Mr.

{A0038896.DOC}9

Pandelisev in the amount of $8,540.  The loans were not evidenced by a note, were unsecured, did not bear interest and were payable on demand.

NOTE 6.      COMMITMENTS AND CONTINGENCIES

On September 25, 2006, the Company entered into a License Agreement with Single Crystal Technologies, Inc. (“SCT”), under which the Company holds a non-exclusive, worldwide license to use and employ certain intellectual property rights owned by SCT to manufacture, use and sell scintillation crystals, well logging assemblies, scintillation crystal plate assemblies and gamma camera plate assemblies.

SCT is owned by Kiril A. Pandelisev, the Company’s sole officer and director.  Under the License Agreement, the Company is obligated to pay SCT a license fee of $50,000 when it raises at least $50,000 in capital. The Company has not recorded a liability to SCT because it is uncertain at this time that the Company will be able to raise sufficient capital to trigger the obligation to make this payment.

In addition, the Company will be obligated to pay SCT royalties in varying percentages based on the revenues received from products that incorporate the technology licensed to the Company under the License Agreement.  In the event the Company fails to commence the production of products incorporating the technology licensed under the License Agreement within two years of the date of the Agreement, SCT may terminate the License Agreement at its option.

NOTE  7.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151

Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152

Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

{A0038896.DOC}10

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153

Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, includes certain exceptions to the principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154   Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE 8.

SUBSEQUENT EVENTS

None.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed

{A0038896.DOC}11

operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

PLAN OF OPERATION

There are many types of Crystals that the Company could produce for many different markets.  Initially, the Company plans to raise funds to develop the manufacturing capability to produce sodium iodide crystals for two specific markets:  homeland security and energy exploration.  In both cases, initial marketing inquiries indicate that the Company will be able to sell significant quantities of the crystals if it can develop the manufacturing capability. Furthermore, Dr. Pandelisev has conducted substantial research and development into the manufacture of sodium iodide crystals, and believes his innovative process has the greatest advantages over the Bridgman-Stockbarger Method in terms of productivity and quality in the production of sodium iodide crystals.  In addition, in both cases, the market is dominated by one supplier that is charging and receiving monopoly pricing for its crystals.

Prototype development of sodium iodide crystals, with the proper scintillation properties, using the Company’s innovative method has been successful with respect crystals up to 4 inches by 6 inches by 1 inch thick.  Each application requires crystals of a specific size and shape.  There will be some research and development expense necessary to adapt the licensed technology to produce larger crystals, but management believes it will not be significant.

The Company plans to invest $500,000 in equipment to become production ready, and an additional $1.25 million in years two and three. However, the required capital investment will depend greatly on the success of the Company’s marketing efforts in both industries.

To become production ready and commence initial production, the Company estimates it will need 13 employees, none of whom are currently employed by the Company.  The Company expects that it will need 16 employees in year 2 and 35 employees in year 3, although the actual number will depend greatly on the success of the Company’s marketing efforts in both industries.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2007 and 2006

Revenues.  The Company did not generate any revenues in the three months ended March 31, 2007 or 2006.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $8,540 and $4,332 in the three months ended March 31, 2007 and 2006.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

{A0038896.DOC}12

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three months ended March 31, 2007 and 2006.

Net Income.  The Company generated a net loss of ($8,540) in the three months ended March 31, 2007, as compared to a net loss of (4,332) in the three months ended March 31, 2006.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of December 31, 2007, the Company had net working capital of ($8,540), as compared to a net working capital of $0 at December 31, 2006.  At March 31, 2007, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev.

The Company's operations to date have been concentrated on the development of proprietary technology for homeland security applications.  Through 2006, the Company funded its working capital needs primarily through the issuance of convertible notes, common stock in private placements and loans from Dr. Pandelisev.  As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of developing the capability to manufacture its products.  The Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the March 31, 2007 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern."  The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the

{A0038896.DOC}13

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

{A0038896.DOC}14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRC CRYSTAL RESEARCH CORPORATION
Date: May 23, 2007	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

{A0038896.DOC}15

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)
4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)
10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

{A0038896.DOC}16