Form 10QSB/A
period 2007-03-31
CRC CRYSTAL RESEARCH CORP
filed 2007-08-20
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

Amendment No. 1

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

{A0038896.DOC}

CRC Crystal Research Corporation

FORM 10-QSB REPORT INDEX

{A0038896.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation

(A Development Stage Company)

BALANCE SHEET

As of March 31, 2007 (Unaudited)

March 31, 2007
ASSETS

Current Assets	$ -

Long Term Assets
Manufacturing Equipment – Net	-

Total Long Term Assets	-

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Loans Payable – Related Parties	$ 8,540
Accrued Liabilities – Related Party	-
Convertible Notes	-

Total Liabilities	8,540

Stockholders’ Equity

Preferred Stock, authorized 50,000,000 shares, par value $0.001, no preferred stock is outstanding	-

Common Stock, authorized 450,000,000 shares, par value $0.001, 10,659,449 shares issued and outstanding on March 31, 2007	10,659

Paid in Capital	849,988

Accumulated Deficit During Development Stage	(869,187)

Total Stockholders’ Equity	(8,540)

Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these statements

{A0038896.DOC}3

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF OPERATION

As of March 31, 2007 (Unaudited)

			March 22, 1993
			(Inception) to
	Three months Ended December 31,		March 31,
	2007	2006	2007

Operating Expenses
General and Administrative	$ 540	$ 901	$ 1,013,785
Interest Expense	-	-	140,683
Research and Development	-	-	331,459
Professional Fees	8,000	3,431	73,492

Total Expenses	8,540	4,332	1,559,419

Net (Loss) before Extraordinary Items	(8,540)	(4,332)	(1,559,419)

Extraordinary Items
Gain on Expiration of Debt	-	-	230,000
Gain on Write-down of Deferred Compensation	-	-	660,000
Other Income	-	-	6,654
Loss on Sale of Asset	-	-	(7,491)
Impairment of Manufacturing Equipment	-	-	(198,931)

Net Income/(Loss)	($ 8,540)	($ 4,332)	$ (869,187)

Basic and Diluted (Loss) per Share	a	a

Weighted Average Number of Shares	7,580,668	3,679,605

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

{A0038896.DOC}4

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

As of March 31, 2007 (Unaudited)

			March 22, 1993
			(Inception) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007

Operating Activities

Net Profit / (Loss)	$ (8,540)	$ (4,332)	$ (869,187)

Significant Non-Cash Transactions
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	-	198,931
Common Stock issued to Convert Notes	-		85,000
Common Stock issued for Conversion of Related Party Debt	-	-	333,175
Common Stock issued for Service	-	-	183,600
Gain on write-off of convertible Debt	-	-	(230,000)
Gain on write-down of Accrued Liabilities	-	-	(660,000)
Changes in Assets and Liabilities
Increase/(Decrease) in Accrued Liabilities	-	-	775,000

Net Cash (Used) by Operating Activities	(8,540)	(4,332)	(150,445)

Investment Activities
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of ($869,187) during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

CRC CRYSTAL RESEARCH CORPORATION
Date: August 17, 2007	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

{A0038896.DOC}15

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)
4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)
10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

{A0038896.DOC}16