Form 10-Q
period 2007-06-30
CRC CRYSTAL RESEARCH CORP
filed 2007-08-20
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 15, 2007, the Registrant had outstanding ______________ shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

{A0040376.DOC}

CRC Crystal Research Corporation

FORM 10-QSB REPORT INDEX

{A0040376.DOC}2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation

(A Development Stage Company)

BALANCE SHEET

As of June 30, 2007 (Unaudited)

June 30, 2007
ASSETS

Current Assets	$ -

Long Term Assets
Manufacturing Equipment – Net	-

Total Long Term Assets	-

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Loans Payable – Related Parties	$ 10,460
Accrued Liabilities	8,150
Convertible Notes	-

Total Liabilities	18,610

Stockholders’ Equity

Preferred Stock, authorized 50,000,000 shares, par value $0.001, no preferred stock is outstanding	-

Common Stock, authorized 450,000,000 shares, par value $0.001, 11,709,449 issued and outstanding on June 30, 2007	11,709

Paid in Capital	859,438

Accumulated Deficit During Development Stage	(889,757)

Total Stockholders’ Equity	(18,610)

Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these statements

{A0040376.DOC}3

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF OPERATION

As of June 30, 2007 (Unaudited)

					March 22, 1993
	Six months ended June 30,		Three months ended June 30, 2007,		(Inception) to
	2007	2006	2007	2006	June 30, 2007

Operating Expenses
General and Administrative	$ 1,942	$ 16,902	$ 1,402	$ 16,001	$ 1,015,187
Interest Expense					140,683
Research and Development					331,459
Professional Fees	27,168	6,862	19,168	3,431	92,660

Total Expenses	29,110	23,764	20,570	19,432	1,579,989

Net (Loss) before Extraordinary Items	(29,110)	(23,764)	(20,570)	(19,432)	(1,579,989)

Extraordinary Items
Gain on Expiration of Debt					230,000
Gain on Write-down of Deferred Compensation					660,000
Other Income					6,654
Loss on Sale of Asset					(7,491)
Impairment of Manufacturing Equipment					(198,931)

Net Income/(Loss)	(29,110)	(23,764)	(20,570)	(19,432)	(889,757)

Basic and Diluted (Loss) per Share	a	a	a	a

Weighted Average Number of Shares	10,746,466	7,580,668	10,746,466	7,580,668

a = Less than ($0.01) per share

{A0040376.DOC}

The accompanying notes are an integral part of these statements

{A0040376.DOC}5

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

As of June 30, 2007 (Unaudited)

			March 22, 1993
			(Inception) to
	Six Months Ended		June 30,
	2007	2006	2007

Operating Activities

Net Profit / (Loss)	($ 29,110)	($ 23,764)	($ 889,757)

Significant Non-Cash Transactions
Depreciation		-	25,545
Loss on Sale of Asset		-	7,491
Impairment of Manufacturing Equipment		-	198,931
Common Stock issued to Convert Notes			85,000
Common Stock issued for Conversion of Related Party Debt		333,175	333,175
Common Stock issued for Services	10,500	12,000	194,100
Gain on write-off of convertible Debt		-	(230,000)
Gain on write-down of Accrued Liabilities		-	(660,000)
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	8,150		8,150
Increase/(Decrease) in Accrued Liabilities		(333,175)	775,000

Net Cash (Used) by Operating Activities	(10,460)	321,411	(152,365)

Investment Activities
Equipment Purchase		-	(17,858)
Manufacturing Equipment Purchase		-	(214,109)

Cash Used by Investment Activities		-	(231,967)

{A0040376.DOC}

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

As of June 30, 2007 (Unaudited)

 (continued)

Financing Activities
Net Proceeds from loans - Related Parties	10,460	11,764	204,453
(Repayment) of Related Party through issuance of Stock		-	(193,993)
Proceeds from Series A Convertible Notes		-	200,000
(Repayment) of Notes through Conversion		333,175	(85,000)
Proceeds from sale of Common Stock		-	258,872

Cash Provided by Financing Activities	10,460	(321,411)	384,332

Net Increase/(Decrease) in Cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

Supplemental Information:
Interest Paid	$ -	$ 11,500	$ 140,683
Income Taxes Paid	$ -	$ -	$ -

Significant Non-Cash Transactions:

	2007	2006
Common stock issued for services	$ 10,500	$ --
Common stock issued to repay loans	$ --	$ 232,000
Warrant exercise price paid by cancellation of debt	$ --	$ 101,175

The accompanying notes are an integral part of these statements

{A0040376.DOC}7

 CRC Crystal Research Corporation

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 (Unaudited)

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

{A0040376.DOC}8

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

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line bases over their useful lives.  Office Equipment is depreciated over five years.  Manufacturing equipment is depreciated over ten years and is periodically reviewed for impairment.  A gain or loss on disposal is included in the statement of operation net of cost and accumulated depreciation for all disposed assets.  As of December 31, 2006 and June 30, 2007, all property and equipment of the Company had been fully depreciated or written off as worthless.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of ($889,757) during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.

STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of June 30, 2007, there were 10,659,449 shares of common stock outstanding, and no shares of preferred stock outstanding.   On June

{A0040376.DOC}9

10, 2006, the Company effected a four for one stock split.  All share amounts herein are adjusted to give effect to the stock split.

The Company issued 1,050,000 shares of common stock in the three months ended June 30, 2007 to three professionals working with the Company to develop its business plan.  The shares were valued at $0.01 per share, or a total of $10,500 in the aggregate.

Warrants and Options

Information relating to warrant activity during the six months ended June 30, 2007 was as follows:

Total Warrants Outstanding at December 31, 2006	300,000
Less: Warrants Exercised	0
Less: Warrants Expired	0
Total Warrants Outstanding at June 30, 2007	300,000

On June 30, 2007, the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

	Warrants Outstanding	Exercise Price	Expiration Date
	140,000	$ 0.50	19-Oct-2008
	160,000	$ 0.50	08-Apr-2010
Total	300,000

All exercise prices and share amounts have been adjusted to account for a four for one stock split effected on June 10, 2006.

NOTE 5.

RELATED PARTY PAYABLES

Loans from Kiril A. Pandelisev

During the six months ended June 30, 2007, the Company received loans from Kiril A. Pandelisev, the Company’s sole officer and director, and its majority shareholder, in the amount of $10,460 to pay general and administrative expenses.  As of June 30, 2007, the Company was indebted to Mr. Pandelisev in the amount of $10,460.  The loans were not evidenced by a note, were unsecured, did not bear interest and were payable on demand.

NOTE 6.      COMMITMENTS AND CONTINGENCIES

{A0040376.DOC}10

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

{A0040376.DOC}11

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

SUBSEQUENT EVENTS

None.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual

{A0040376.DOC}12

results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended June 30, 2007 and 2006

Revenues.  The Company did not generate any revenues in the three months ended June 30, 2007 or 2006.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $20,570 and $19,432 in the three months ended June 30, 2007 and 2006, respectively, and operating expenses of $29,110 and $23,764 in the six months ended June 30, 2007 and 2006, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three and six months ended June 30, 2007 and 2006.

Net Income.  The Company generated a net loss of ($20,570) in the three months ended June 30, 2007, as

{A0040376.DOC}13

compared to a net loss of ($19,432) in the three months ended June 30, 2006.  The Company generated a net loss of ($29,110) in the six months ended June 30, 2007, as compared to a net loss of ($23,764) in the six months ended June 30, 2006.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of June 30, 2007, the Company had net working capital of ($18,610), as compared to a net working capital of $0 at December 31, 2006.  At June 30, 2007, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

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

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2006 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern."  The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations.  The Company has not resolved the issues that caused the auditors to include the explanatory report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

{A0040376.DOC}14

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

PART II.  OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 1,050,000 shares of common stock in the three months ended June 30, 2007 to three professionals working with the Company to develop its business plan.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.

  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

{A0040376.DOC}15

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRC CRYSTAL RESEARCH CORPORATION
Date: August 17, 2007	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

{A0040376.DOC}16

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

{A0040376.DOC}17