Form 10QSB
period 2007-09-30
CRC CRYSTAL RESEARCH CORP
filed 2007-11-14
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 12, 2007, the Registrant had outstanding 12,149,449 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

CRC Crystal Research Corporation

FORM 10-QSB REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation

(A Development Stage Company)

BALANCE SHEET

As of September 30, 2007 (Unaudited)

September 30, 2007
ASSETS

Current Assets	$ -

Long Term Assets
Manufacturing Equipment – Net	-

Total Long Term Assets	-

Total Assets	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Loans Payable – Related Parties	$ 18,078
Accrued Liabilities	8,900
Convertible Notes	-

Total Liabilities	26,978

Stockholders’ Equity

Preferred Stock, authorized 50,000,000 shares, par value $0.001, no preferred stock is outstanding	-

Common Stock, authorized 450,000,000 shares, par value $0.001, 11,709,449 issued and outstanding on September 30, 2007	11,709

Paid in Capital	859,438

Accumulated Deficit During Development Stage	(898,125)

Total Stockholders’ Equity	(26,978)

Total Liabilities and Stockholders’ Equity	$ -

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF OPERATION

As of September 30, 2007 (Unaudited)

					March 22, 1993
	Nine months ended September 30,		Three months ended September 30		(Inception) to
	2007	2006	2007	2006	September 30, 2007

Operating Expenses
General and Administrative	$ 5,215	$ 17,610	$ 3,273	$ 708	$ 1,018,459
Interest Expense					140,683
Research and Development					331,459
Professional Fees	32,263	10,292	5,095	3,430	97,755

Total Expenses	37,478	27,902	8,368	4,138	1,588,356

Net (Loss) before Extraordinary Items	(37,478)	(27,902)	(8,368)	(4,138)	(1,588,356)

Extraordinary Items
Gain on Expiration of Debt					230,000
Gain on Write-down of Deferred Compensation					660,000
Other Income					6,654
Loss on Sale of Asset					(7,491)
Impairment of Manufacturing Equipment					(198,931)

Net Income/(Loss)	($ 37,478)	($ 27,902)	($ 8,368)	(4,138)	(898,124)

Basic and Diluted (Loss) per Share	a	a	a	a

Weighted Average Number of Shares	11,070,987	6,543,131	11,070,987	6,543,131

a = Less than ($0.01) per share

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

As of September 30, 2007 (Unaudited)

			March 22, 1993
			(Inception) to
	Nine Months Ended		September 30,
	2007	2006	2007

Operating Activities

Net Profit / (Loss)	($ 37,478)	($ 27,902)	($ 898,124)

Significant Non-Cash Transactions
Depreciation		-	25,545
Loss on Sale of Asset		-	7,491
Impairment of Manufacturing Equipment		-	198,931
Common Stock issued to Convert Notes			85,000
Common Stock issued for Conversion of Related Party Debt		333,175	333,175
Common Stock issued for Services	10,500	12,400	194,100
Gain on write-off of convertible Debt		-	(230,000)
Gain on write-down of Accrued Liabilities		-	(660,000)
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	8,900		8,900
Increase/(Decrease) in Accrued Liabilities		-	775,000

Net Cash (Used) by Operating Activities	(18,078)	317,673	(159,982)

Investment Activities
Equipment Purchase		-	(17,858)
Manufacturing Equipment Purchase		-	(214,109)

Cash Used by Investment Activities		-	(231,967)

CRC Crystal Research Corporation

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

As of September 30, 2007 (Unaudited)

 (continued)

Financing Activities
Net Proceeds from loans - Related Parties	18,078	15,502	212,070
(Repayment) of Related Party through issuance of Stock		-	(193,993)
Proceeds from Series A Convertible Notes		-	200,000
(Repayment) of Notes through Conversion		(333,175)	(85,000)
Proceeds from sale of Common Stock		-	258,872

Cash Provided by Financing Activities	18,078	(317,673)	391,949

Net Increase/(Decrease) in Cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

Supplemental Information:
Interest Paid	$ -	$ 11,500	$ 140,683
Income Taxes Paid	$ -	$ -	$ -

Significant Non-Cash Transactions:

	2007	2006
Common stock issued for services	$ 10,500	$ --
Common stock issued to repay loans	$ --	$ 232,000
Warrant exercise price paid by cancellation of debt	$ --	$ 101,175

The accompanying notes are an integral part of these statements

 CRC Crystal Research Corporation

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 (Unaudited)

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

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line bases over their useful lives.  Office Equipment is depreciated over five years.  Manufacturing equipment is depreciated over ten years and is periodically reviewed for impairment.  A gain or loss on disposal is included in the statement of operation net of cost and accumulated depreciation for all disposed assets.  As of December 31, 2006 and September 30, 2007, all property and equipment of the Company had been fully depreciated or written off as worthless.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of ($898,124) during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.

STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of September 30, 2007, there were 11,709,449 shares of common stock outstanding, and no shares of preferred stock outstanding.   On

June 10, 2006, the Company effected a four for one stock split.  All share amounts herein are adjusted to give effect to the stock split.

The Company issued 1,050,000 shares of common stock in the nine months ended September 30, 2007 to three professionals working with the Company to develop its business plan.  The shares were valued at $0.01 per share, or a total of $10,500 in the aggregate.

Warrants and Options

Information relating to warrant activity during the nine months ended September 30, 2007 was as follows:

Total Warrants Outstanding at December 31, 2006	300,000
Less: Warrants Exercised	0
Less: Warrants Expired	0
Total Warrants Outstanding at September 30, 2007	300,000

On September 30, 2007, the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

	Warrants Outstanding	Exercise Price	Expiration Date
	140,000	$ 0.50	19-Oct-2008
	160,000	$ 0.50	08-Apr-2010
Total	300,000

All exercise prices and share amounts have been adjusted to account for a four for one stock split effected on June 10, 2006.

NOTE 5.

RELATED PARTY PAYABLES

Loans from Kiril A. Pandelisev

During the nine months ended September 30, 2007, the Company received loans from Kiril A. Pandelisev, the Company’s sole officer and director, and its majority shareholder, in the amount of $18,078 to pay general and administrative expenses.  As of September 30, 2007, the Company was indebted to Mr. Pandelisev in the amount of $18,078.  The loans were not evidenced by a note, were unsecured, did not bear interest and were payable on demand.

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

NOTE 8.

SUBSEQUENT EVENTS

On October 18, 2007, the Company’s board of directors approved the issuance of 110,000 shares of common stock to the Company’s four directors for board services from October 1, 2007 to September 30, 2008.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended September 30, 2007 and 2006

Revenues.  The Company did not generate any revenues in the three months ended September 30, 2007 or 2006.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $8,368 and $4,138 in the three months ended September 30, 2007 and 2006, respectively, and operating expenses of $37,478 and $27,902 in the nine months ended September 30, 2007 and 2006, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three and nine months ended September 30, 2007 and 2006.

Net Income.  The Company generated a net loss of ($8,368) in the three months ended September 30, 2007, as compared to a net loss of ($4,138) in the three months ended September 30, 2006.  The Company generated a net loss of ($37,478) in the nine months ended September 30, 2007, as compared to a net loss of ($27,902) in the nine months ended September 30, 2006.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of September 30, 2007, the Company had net working capital of ($26,978), as compared to a net working capital of $0 at December 31, 2006.  At September 30, 2007, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

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

Item 3.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

CRC CRYSTAL RESEARCH CORPORATION
Date: November 12, 2007	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)
4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)
10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.