Form 10KSB
period 2007-12-31
CRC CRYSTAL RESEARCH CORP
filed 2008-03-28
CIK 943690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No. 000-52472

CRC CRYSTAL RESEARCH CORPORATION

(Exact name of small business issuer as specified in its charter)

Nevada	86-0728263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4952 East Encanto Street, Mesa, Arizona 85205

(Address of Principal Executive Offices)

(480) 452-3301

(Issuer’s telephone number)

(480) 832-6187

(Issuer’s facsimile number)

(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☒      No  ☐

Revenues for year ended December 31, 2007:    $ - 0 -

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 26, 2008 was:    $ - 0 -

Number of shares of our common stock outstanding as of December 31, 2007 is:    12,327,449

The Company’s Transfer Agent is Integrity Stock Transfer, 3027 E. Sunset Road, Suite 103, Las Vegas, Nevada 89120 Telephone (702) 317-7757.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007:    12,327,449 shares of common stock.

CRC CRYSTAL RESEARCH CORPORATION

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

CRC Crystal Research Corporation (the "Company" or the "Registrant") was incorporated in the State of Nevada on June 9, 2006. The Company is the successor in interest to CRC Crystal Research Corporation (“Arizona CRC”), which was incorporated in the State of Arizona on March 22, 1993.  On June 10, 2006, the board of directors of the Company and Arizona CRC approved their merger for the purpose of reincorporating Arizona CRC in the State of Nevada.  The reincorporation was completed by the filing of Articles of Merger with the Secretary of State of Nevada on September 20, 2006 and with the Secretary of State of Arizona on September 21, 2006.

The Company was formed by Dr. Kiril Pandelisev to commercialize patents for new technology and innovative crystal growing processes in the manufacture Crystals and Crystal Products. The technology encompasses a new furnace design, innovative crystal growing processes, and new, more sensitive Crystal Products. Management believes that the new technology allows the Company to manufacture Crystal Products faster, less expensively, and at a higher quality level than that which current industry methods allow.

Planned Operations

The Company has a non-exclusive license to all technology owned by Single Crystal Technologies, Inc. (“SCT”), which is owned by Dr. Kiril A. Pandelisev.  Dr. Pandelisev is the Company’s sole officer and director. The licensed technology includes patents, whether approved, pending or in process of filing, other contractual agreements, and technical measures relating to the manufacture of Crystals, Crystal Products and ultra pure materials.  The Company plans to raise capital to fund the development of initial manufacturing capabilities to grow Crystal Products for sale in various industrial markets. The Company has never produced any Crystal Products or other products for commercial sale.  The Company is a development stage company as defined by SFAS 7.

Properties of Industrial Crystals

Crystals are very pure concentrations of elements or compounds that have been melted and then allowed to solidify in such a fashion that their atomic or molecular structure forms a crystal lattice.  A distinguishing characteristic of crystals is that they have a uniform, low energy state as compared to non-crystal concentrations of the same elements or compounds.  When certain impurities (or dopants) are intentionally added to a crystal, the properties of the crystal are altered.  Dopants can be added while the crystal is grown and/or during the processing of the crystal into a finished product.  One significant alteration is that, with certain impurities, the crystal can be made to react to electromagnetic waves, and the reaction can be detected with detection devices.  In addition, impurities at certain concentrations can alter the temperature at which the crystal will react to electromagnetic wages.  By measuring the strength of the reaction to electromagnetic waves, it is possible to measure features of an item or process that is emitting the electromagnetic waves.

ITEM 1.     DESCRIPTION OF BUSINESS - continued

Properties of Industrial Crystals - continued

The effectiveness and quality of a crystal is dependent on the purity of the element or compound used for the crystal, and the number of flaws in the crystal lattice structure, which is determined by the crystal growth process. Optical transmission, scintillation properties and heat tolerance also depend on the uniformity of a crystal, as well as the amount and uniformity of distributions of dopants within the crystal.  For instance, sodium iodide (NaI) in its pure state can detect gamma rays only at very low temperatures. By adding a small amount of Thallium metal to the crystal (about 0.01%), the crystal can detect gamma rays or nuclear particles at much higher temperatures. Sodium iodide detectors used in the medical imaging need only work at room temperature, while sodium iodide detectors used in energy exploration operate can be made to work in temperatures as high as 200oC by altering the concentrations of Thallium metal added as a dopant.

A wide variety of commercial and industrial applications have been developed to take advantage of the properties of crystals.  For example:

Medial Imaging:  In medical imaging applications (i.e., a CAT scan), sodium iodide crystals are shaped into plates and placed around a patient that has been injected with radioactive tracer material. The gamma rays emitted from the patient enter the crystal plates and cause a scintillation event, or flash of light, when they strike a Thallium atom which is used as the dopant.  A light sensor, such as photo multiplier tube (PMT), detects the scintillation events, converts each scintillation event into an electrical pulse and assigns coordinates to the scintillation event. Special electronics amplify these signals and analyze billions of events per second. The result of the analysis is the image of the organ that is scanned. Since healthy tissue absorbs the injected radioactive material differently than cancerous tissue, a radiologist can detect the cancerous material as darker or brighter material (depending on the radioactive material injected). SCT has developed technology that it believes can make the crystals at lower cost and more sensitive, which will enable more accurate diagnosis of the patient.

Petroleum Exploration:  When drilling for oil or gas, it is important to know the geological formations which are being penetrated. By adding a scintillation crystal to the drilling assembly, a geologist on the surface can be provided with that information. Oil well surveys are conducted by injecting small traces of radioactive materials into wells under high steam pressure. Gamma rays emitted from the walls of the well and detected by the crystal can be analyzed and interpreted to show the composition of the geological formation in which the crystal is located and whether it contains hydrocarbons. This measurement is called oil well logging and is often referred to as "measured while drilling." When the driller encounters a potential producing zone, a geologist can use the crystal measurements to assess how much oil is present in the zone and determine whether to stop drilling or continue drilling in search for a more productive zone.  SCT’s patents provide technology for more sensitive soil and hydrocarbon detection and can sustain rougher, hotter environments without being damaged.

Homeland Security:  In homeland security applications, crystal detection devices are commonly used in airports, courthouses, government buildings, nuclear plants and other sensitive areas to for scanning people, luggage and shipping containers for weapons and “dirty bomb” materials.

ITEM 1.     DESCRIPTION OF BUSINESS - continued

Properties of Industrial Crystals - continued

Bridgman-Stockbarger Method of Crystal Production

The predominant method of crystal production for industrial uses is the Bridgman-Stockbarger Method, which was perfected in the 1930’s.  Under the Bridgman Stockbarger Method, a crucible is filled with particulate raw materials and melted at a high temperature.  The melted material is then allowed to solidify by slowly lowering it into a cooling section, which cools the bottom of the crucible.  The entire crystal is formed by slowly cooling the entire crucible from the bottom to the top.  Particularly with respect to non-metallic crystals, which are characterized by poor heat conductivity, the Bridgman-Stockbarger Method suffers from the following manufacturing problems:

•	The yield for marketable crystals is low, and for large crystals can be as low as 1-3%;

•	There are limitations on the maximum possible size of the crystals;

•	The growth rate of the crystals is low, thus inhibiting volume production and increasing crystal production time;

•	There is significant impurity variation within crystals. Often, less than 10% of the crystal produced is within the desired range;

•	The capital investment for mass production is large.

The Bridgeman-Stockbarger Method is inefficient and costly, particularly for non-metallic crystals that are based upon elements or compounds with low heat conductivity.  The Bridgman-Stockbarger Method requires special melting and annealing stations, expensive platinum crucibles, heavy material handling equipment and considerable personnel. Conventional Bridgman-Stockbarger furnaces can cost over one million dollars to build. Presently, crystals are taken out of furnaces when they are over 900°F, exposing personnel to unhealthy concentrations of iodine and thallium iodide vapors. The crystals produced are subject to thermal induced stress damage, production yields of 70% or less, and size limited to a maximum of 30 inches in diagonal dimension.

Technology of Single Crystal Technologies, Inc.

The Company has entered into a non-exclusive license of technology from Single Crystal Technologies, Inc. (“SCT”), which is owned by Dr. Pandelisev.  SCT holds patents obtained by Dr. Pandelisev pertaining to a new method of growing crystals, purifying base compounds, introducing dopants and incorporating finished crystals into industrial applications.  Among the patents issued to Dr. Pandelisev and licensed to the Company by SCT are:

Patent No.	Title
6,800,137	Binary and ternary crystal purification and growth method and apparatus
6,743,294	Continuous crystal plate growth process and apparatus
6,402,840	Crystal growth employing embedded purification chamber
6,352,588	Material Purification
6,334,899	Continuous crystal plate growth apparatus
6,153,011	Continuous crystal plate growth process and apparatus
6,071,339	Continuous crystal plate growth process and apparatus
5,993,540	Continuous crystal plate growth process and apparatus
5,753,918	Superior performance subassembly for scintillation detection and detectors employing the subassembly
5,614,721	Modular gamma camera plate assembly with enhanced energy detection and resolution
5,548,116	Long life oil well logging assembly
5,521,385	Long life gamma camera plate assembly with improved reflector system

ITEM 1.     DESCRIPTION OF BUSINESS - continued

Technology of Single Crystal Technologies, Inc. - continued

In addition, the SCT and Dr. Pandelisev have the following pending patents that relating the manufacture of Crystals and the development of Crystal Products:

20020117625	Fiber optic enhanced scintillation detector
20020092465	Binary and ternary crystal purification and growth method and apparatus
20020083741	Hot substrate deposition of fused silica
20020083740	Process and apparatus for production of silica grain having desired properties and their fiber optic and semiconductor application
20020083739	Hot substrate deposition fiber optic performs and perform components process and apparatus
20020062784	Material purification
20020053317	Material purification
20020040675	Continuous crystal plate growth process and apparatus

The Market

The uses for Crystal Products are numerous. For example:

•	the medical imaging industry uses NaI crystal plates to transform invisible gamma rays into visible light, which can be converted into an image of the object examined;

•	bottlers use NaI crystal detectors to prevent overfilling of aluminum cans;

•	automobile manufacturers use crystal detectors to control the paint spraying process to guarantee proper color mixing;

•	steel manufacturers use NaI crystal detectors to adjust gigantic rollers to insure uniform thickness of rolled steel;

•	nuclear power plants use thousands of small NaI crystal detectors to measure radiation levels throughout the plant;

•	Engine manufacturers use scintillation technology to ensure proper engine wall thickness, alloy uniformity and crack free parts;

•	Airports use crystals in personal and baggage scanners for detection of controlled substances, explosives and radioactive material;

•	Borders and ports use scintillation based detectors for detection of controlled substances, explosives and radioactive material.

ITEM 1.     DESCRIPTION OF BUSINESS - continued

The Market - continued

Various federal agencies, including the Homeland Security Agency, the Environmental Protection Agency and the Nuclear Regulatory Commission, use crystal detectors for qualitative and quantitative composition assessment of nuclear waste. They are effective in providing for the safety of the nuclear waste depositories by detecting possible leaks from the containers caused by chemical reactions and the effects of nuclear particles bombardment. Crystal detectors are also used to maintain inventory records of nuclear stockpiles and to impose sophisticated security protection measures for these materials, especially those materials used for military applications.

The following table sets forth certain crystal types, their applications, and market information:

Crystal Type/High Tech Product	Application	Market Information
Sodium Iodide (NaI)	Homeland Security; Borders, Ports, and inland applications.	Major Customers: US Government, Lockheed Martin, General Electric, Others. Current Market Size: Approximately $362 Billion Current Producer: Saint Gobain, Foreign Corporation.
Sodium Iodide (NaI)	Oil Well Logging Detectors	Major Customers: Schlumberger, Halliburton, Baker Hughes Current Market Size: Approximately $100 Million Current Producer: Saint Gobain, Foreign Corporation.
Sodium Iodide (NaI)	Medical Imaging	Major Customers: GE, ADAC, Siemens, Toshiba Current Market Size: Over $400 Million Current Producer: Saint Gobain, Foreign Corporation.
Cesium Iodide	High Energy Physics	Major Customers: U.S. Nat'l Research Facilities Current Market Size: Approximately $30-40 Million Current Producer: Saint Gobain, Foreign Corporation, and several Chinese Government owned entities.
Calcium Fluoride (CaF2)	Semiconductor Equipment manufacturing, Space Applications, Consumer optical products	Major Customers: Nikon, Canon, ASML, Zeiss Current Market Size: Over $1 Billion(per Deutche Bank report) Current Producers: Canon, Nikon, Corning, Shott Lithotech
Barium Fluoride (BaF2); Strontium Fluoride (SrF2)	Airborne Laser Defense Systems; Medical Imaging; Semiconductor Equipment Manufacturing	Major Customers: Lockheed Martin, Northrop Grumman, Boeing, GE, Phillips. Current Market Size: Over $1 Billion Current Producers: Korth Kristale (Germany), Russian and Chinese Government Companies.
Metal and Metal Alloys	Jet Engine Turbine Blades, Space applications	Major customers: Honeywell International, GE, Rolls Royce Current Market Size: Over $1 Billion Major producers: No major producers,
Silicon/Silicon Alloy products	Semiconductor Manufacturing, Chemical Industry, Space Applications	Major customers: Intel, Freescale, TI, Sony, AMD, Others. Current Market Size: Over $5 Billion Major producers: Toshiba, Norton, Kyocera,
High Purity Quartz & Quartz products	Semiconductor manufacturing, Fiber Optic Industry; Food industry	Major customers: Intel, Freescale, Sony, AMD, Others Current Market Size: Over $1 Billion Major producers Corning, Asahi, Shott Glass

ITEM 1.     DESCRIPTION OF BUSINESS - continued

The Market - continued

Market size estimates are based on published data that management could find or management estimates, but is not based on a formal market study.

Strategy

Manufacture of proprietary Crystal Products is dependent on building a new furnace capable of commercial production deploying the licensed technology. Management believes its innovative, manufacturing process will significantly reduce production costs of certain non-metallic crystals; reduce the capital expenditures needed to finance a manufacturing facility; more than triple the rate of crystal production; provide a product yield ranging from approximately 80 to 90% and produce higher quality crystals and crystal products.

Initially, the Company will focus on production of NaI Crystal Products for Homeland Security applications and for energy exploration applications. Currently, the market for NaI Crystal Products for oil well drilling and nuclear detection applications is serviced solely by Saint Gobain and its subsidiary, Harshaw-Bicron Corporation. Management believes that many NaI Crystal Products customers will welcome a new supplier that can supply higher quality products, without long and uncertain delivery times and constant price increases.

With respect to the Homeland Security market, the Company is in negotiations to be the sodium iodide crystal supplier to a government contractor that has a contract with the Homeland Security Agency to develop and certify nuclear detection devices that would be purchased by other entities that need such devices, such as cities, states, ports, mass transit authorities, and military installations.  With the government contractd, the Company has developed a Nuclear/Radioactive Isotope Detection System that is based on radiation detected by sodium iodide crystals. Software algorithms allow the system to distinguish threat isotopes (e.g., cobalt-60, cesium-137, iridium-192, and strontium-90) from isotopes naturally occurring in household items, such as fish, bananas, and ceramic tile, or those used for medical purposes (e.g., potassium-40, thorium-232, and technetium-99m).

The system also measures background radiation at predetermined intervals against a standard low-level radiation source within the detector unit to constantly benchmark naturally occurring radiation levels. This will eliminate the possibility of false positive alarms. The sensor system has centralized detection and monitoring capabilities for identifying both the type and amount of radioactive isotopes.

The Company and the contractor are designing the system to work seamlessly without disrupting daily operations and workflow with nuisance false-positives. Alarms occur only when a valid threat is detected through the presence of a threat isotope or an unusually large presence of a non-threat isotope.  For example, the system could be mounted under the spreader bars of the cranes that unload cargo containers, so that the system will be able to silently monitor each container as it is unloaded without any additional steps by port workers.  The system would also be mounted in U-Frames, which could be placed at entrances to ports, government and business complexes, airports, train platforms, schools, toll booths, and special public events to silently monitor vehicles and pedestrian traffic as the pass through the U-Frame.  Finally, the Company and the contractor are developing a portable model to use to verify positive readings generated by the stationary models.

With respect to the Energy Exploration market, the Company is working with consultants to become a crystal supplier to the major oilfield services companies, who are currently the suppliers of oil well logging detectors to the oil and gas exploration industry.

After the Company has entered the homeland security and energy exploration markets, the Company intends to enter into the gamma camera market, the optical industry for semiconductor process applications and air-borne laser defense applications, the development of high purity materials for support of the crystal growth process and for the fabrication of chip processing chambers.

ITEM 1.     DESCRIPTION OF BUSINESS - continued

Strategy - continued

Environmental Laws

Neither the materials supplied to manufacture the Crystal Products, the crystal manufacturing process, or refuse produced by the crystal manufacturing process is subject to any federal or state environmental regulations. The refuse discarded after production of Crystal Products is not classified as a "hazardous substance" under either federal or state law and the airborne, chemicals emitted from the production process do not exceed federal or state ambient air quality standards.

CRC Crystal Research Corporation currently has one officer and one director. The Company’s officer, Dr. Kiril Pandelisev, does not receive a salary.

As of December 31, 2007 CRC Crystal Research Corporation had 12,327,449 shares of $0.001 par value common stock issued and outstanding.

CRC Crystal Research Corporation has administrative offices located at 4952 East Encanto Street, Mesa, Arizona 85205.

CRC Crystal Research Corporation fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Dr. Kiril Pandelisev, our President, Chief Executive Officer and Director,  has agreed to allocate a portion of his time to our activities without compensation.  On June 21, 2007 the following individuals were elected to the Board of Directors of the Company as Directors: Charlie Searock, Don Jackson, and Shariar Motakef.  The new Directors have also agreed to allocate a portion of their time to the Company’s activities receiving shares of common stock as compensation for their services.

ITEM 2.    DESCRIPTION OF PROPERTY

CRC Crystal Research Corporation maintains its office at 4952 East Encanto Street, Mesa, Arizona 85205. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

CRC Crystal Research Corporation management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. CRC Crystal Research Corporation does not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.    LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2007, there were 60 shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.    MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

CRC Crystal Research Corporation (the "Company" or the "Registrant") was incorporated in the State of Nevada on June 9, 2006. The Company is the successor in interest to CRC Crystal Research Corporation (“Arizona CRC”), which was incorporated in the State of Arizona on March 22, 1993.  On June 10, 2006, the board of directors of the Company and Arizona CRC approved their merger for the purpose of reincorporating Arizona CRC in the State of Nevada.  The reincorporation was completed by the filing of Articles of Merger with the Secretary of State of Nevada on September 20, 2006 and with the Secretary of State of Arizona on September 21, 2006.

Results of Operation

We did not have any operating income from inception (March 22, 1993) through December 31, 2007.  For the year ended December 31, 2007, we recognized a net loss of $63,206.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2007, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and manufacturing expenses.

ITEM 7.     FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

CRC CRYSTAL RESEARCH CORPORATION

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

CRC Crystal Research Corporation
Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CRC Crystal Research Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through December 31, 2007, 2006 and Inception on March 22,1993 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows through December 31, 2007, 2006 and Inception on March 22, 1993 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has never generated any revenues, has accumulated a loss of $919,453 and currently lacks the capital to pursue its business plan as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 26, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CRC Crystal Research Corporation
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2007

	December 31,	December 31,
	2007	2006

ASSETS

Current Assets
Cash	$500	$-

Total Current Assets	500	-

Total Assets	$500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$750	$-
Loans Payable - Related Parties	21,556	-

Total Current Liabilities	22,306	-

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on December 31,
2007 and December 31, 2006 is
12,327,805 and 10,659,449 shares
respectively	12,327	10,659

Paid in Capital	889,720	849,988

Accumulated Deficit During
Development Stage	(923,853)	(860,647)

Total Stockholders' Equity	(21,806)	-

Total Liabilities and Stockholders' Equity	$500	$-

The accompanying notes are an intregal part of these financial statements.

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENT OF OPERATIONS
DECEMBER 31, 2007

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007

General and Administrative	$29,443	$18,146	$1,042,688
Interest Expense	-	-	140,683
Research and Development	-	-	331,459
Professional Fees	33,763	13,722	99,255

Total Expenses	63,206	31,868	1,614,085

	(63,206)	(31,868)	(1,614,085)

Gain on Expiration of Debt	-	-	230,000
Gain on Write-down of Deferred
Compensation	-	-	660,000
Other Income	-	-	6,654
Loss on Sale of Asset	-	-	(7,491)
Impairment of Manufacturing
Equipment	-	(98,931)	(198,931)

	$(63,206)	$(130,799)	$(923,853)

(Loss) per Share	$(0.01)	$(0.02)

Weighted Average
Number of Shares	11,385,991	6,543,131

The accompanying notes are an intregal part of these financial statements.

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENT OF CASH FLOWS
DECEMBER 31, 2007

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007

Operating Activities:

Net Profit / (Loss)	$(63,206)	$(130,799)	$(923,853)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	2,141	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	98,930	198,931
Common Stock issued for Service	41,400	12,400	225,000
Gain on write-off of convertible Debt	-	-	(230,000)
Gain on write-down of Accrued Liabilities	-	-	(660,000)
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	750	-	750
Increase/(Decrease) in Accrued Liabilities	-	-	914,182

Net Cash (Used) by Operating Activities	(21,056)	(17,328)	(441,954)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	21,556	17,328	215,549
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	21,556	17,328	674,421

Net Increase/(Decrease) in Cash	500	-	500

Cash, Beginning of Period	-	-	-

Cash, End of Period	$500	$-	$500

Supplemental Information:
Interest Paid	$-	$11,500	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$98,930	$206,422
Gain on write-off of Convertible Debt	$-	$-	$230,000
Gain on write-down of Accrued Liabilities	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$333,175	$333,175
Stock issued in lieu of cash for service	$41,400	$12,400	$225,000

The accompanying notes are an intregal part of these financial statements.

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' (DEFICIT)
DECEMBER 31, 2007

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$ -	$ -	$ -	$ -	$ -

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$ 0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$ 0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$ 0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$ 0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$ 0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$ 0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$ 0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$ 0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$ 0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$ 0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$ 0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$ 0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$ 0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$ 0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$ 0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$ 0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$ 0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$ 0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$ 0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$ 0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$ 0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$ 0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$ 0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$ 0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$ 0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

STATEMENT OF STOCKHOLDERS' (DEFICIT) - continued

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$ 0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$ 0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$ 0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$ 0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$ 0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$ 0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$ 0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$ 0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$ 0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Net Income / (Loss)							773,675	773,675

Balance, December 31, 2005			3,679,605	3,679	511,393	-	(729,848)	(214,776)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$ 0.12	869,844	870	100,305			101,175
Common shares issued for
convertion of related party debt	10-Jun-06	$ 0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$ 0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$ 0.04	10,000	10	390			400

Net (Loss)							(130,799)	(130,799)

Balance, December 31, 2006			10,659,449	10,659	849,988	-	(860,647)	-

Common shares issued for services	15-Jun-07	$ 0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$ 0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	$ 12,327	$ 889,720	$ -	$ (923,853)	$(21,806)

On June 9, 2006 the Company exercised articles of conversion from an Arizona corporation to a Nevada Corporation and changed its capital stock from no par value stock to a $0.001 par value, this change has been retroactively applied to this schedule.

On June 10, 2006 the Company exercised a 4:1 forward stock split that has been retroactively applied to this schedule and increases the number of shares issued and thereby decreases the price per share.

The accompanying notes are an intregal part of these financial statements.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

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

The Company is a development stage company as defined by SFAS 7.  The Company is the licensee under a License Agreement dated September 25, 2006, with Single Crystal Technologies, Inc. (“SCT”), under which the Company holds a non-exclusive, worldwide license to use and employ certain intellectual property rights owned by SCT to manufacture, use and sell scintillation crystals, well logging assemblies, scintillation crystal plate assemblies and gamma camera plate assemblies.  The Company intends to use the rights granted under the License Agreement to develop product and services for use in energy exploration and homeland security, among other applications, and is actively seeking capital to fund the commencement of operations.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

NOTE  2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

NOTE 3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $919,453 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.    STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of December 31, 2006, there were 10,659,449 shares of common stock outstanding, and no shares of preferred stock outstanding.   On June 10, 2006, the Company effected a four for one stock split.  All share amounts herein are adjusted to give effect to the stock split.

On December 3, 2007 the Company registered 4,000,000 common shares and 2,000,000 options to purchase common shares under an S-8 Non-Qualified Stock Compensation Plan to assist in the acquisition of services and provide incentives for employees as it executes its business plan of which zero shares have been issued or committed as of December 31, 2007.

The Company did not issue any shares of common stock in 2005.

The Company issued 6,979,844 shares of common stock in 2006 in the following transactions:

•
On June 10, 2006, the Company issued 469,844 shares of common stock to the CEO as a result of his exercise of an option to purchase such shares at $0.0025 per share, or $1,175.  The purchase price was paid by the cancellation of indebtedness from the Company to the CEO in an equal amount.

•
On June 10, 2006, the Company issued 400,000 shares of common stock to the CEO as a result of his exercise of an option to purchase such shares at $0.25 per share, or $100,000.  The purchase price was paid by the cancellation of indebtedness from the Company to the CEO in an equal amount.

•	On June 10, 2006, the Company issued 5,800,000 shares of common stock to the CEO in satisfaction of $232,000 of indebtedness from the Company to CEO, or $0.04 per share.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

NOTE 4.    STOCKHOLDERS’ EQUITY - continued

•	On June 10, 2006, the Company issued 300,000 shares of common stock to six unrelated parties for services rendered to the Company. The shares were valued at $0.04 per share.

•	On September 30, 2006, the Company issued 10,000 shares of common stock to an unrelated person for services rendered to the Company. The shares were valued at $0.04 per share.

The Company issued 1,668,000 shares of common stock during the period ended December 31, 2007 as follows:

•	On June 15, 2007 the Company issued 1,050,000 common shares at $0.01 for professional consulting services of $10,500.

•
On October 1, 2007 the Company issued 440,000 common shares to four board members for services in lieu of cash at $0.05 per share or $22,000 and 178,000 common shares at $0.05 per share to convert accounts payable of $8,900.

Warrants and Options

Information relating to warrant activity during 2006 and 2005 follows:

Warrants Outstanding at December 31, 2004	1,169,844
Less: Warrants Issued/Exercised	0
Less: Warrants Expired	0

Total Warrants outstanding at December 31, 2005	1,169,844

Less: Warrants Exercised	869,844
Less: Warrants Expired	0

Total Warrants Outstanding at December 31, 2006	300,000

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

NOTE 4.    STOCKHOLDERS’ EQUITY - continued

On December 31, 2007, the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

	Warrants Outstanding	Exercise Price	Expiration Date

	140,000	$ 0.50	19-Oct-2008
	160,000	$ 0.50	08-Apr-2010

Total	300,000

All exercise prices and share amounts have been adjusted to account for a 4:1 stock split effected on June 10, 2006.

NOTE 5.    RELATED PARTY PAYABLES

Loans from Kiril A. Pandelisev

During the fiscal year ended December 31, 2005, the Company received loans from the Company’s sole officer and director, and its majority shareholder.  As of December 31, 2005, the Company was indebted to the CEO in the amount of $176,665.

During the fiscal year ended December 31, 2006, the Company received loans from the CEO in the amount of $17,327.

The loans made by the CEO to the Company in 2005 and 2006 were used to fund general and administrative expenses of the Company.  The loans were not evidenced by a note, were unsecured, did not bear interest and were payable on demand.

On June 10, 2006, the CEO utilized the amount due him by the Company to pay the exercise price under warrants held by him (see below).

Employment Agreement with the CEO

The Company was a party to an Employment Agreement with its CEO dated March 31, 1997.  The Employment Agreement provided that the CEO was entitled to base compensation of $120,000 per year, among other provisions.  The Employment Agreement terminated by its terms on March 31, 2002.

As of December 31, 2005 the Company had accrued $799,182 in deferred salary under an Employment Agreement with the CEO.

As of December 31, 2005, the CEO agreed to forgive any claim for $660,000 of the accrual compensation, and as a result the Company recorded an unusual gain in that amount in fiscal 2005.  As a result of the forgiveness, the balance owed to CEO at December 31, 2005 for accrued compensation was $139,182 accrued salary.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

NOTE 5.    RELATED PARTY PAYABLES - continued

Satisfaction of Amounts Due the CEO

On June 10, 2006, the CEO agreed to satisfy the amounts due him for accrued compensation under his Employment Agreement and for loans he had made the Company by exercising his options in the Company and converting the balance of the indebtedness into additional shares of common stock.

As of June 10, 2006, the CEO held options to purchase 400,000 shares of common stock at $0.25 per share, and options to purchase 469,844 shares of common stock at $0.0025 per share.  The aggregate exercise price under both options was $101,175.  The CEO applied $101,175 of the indebtedness due him by the Company to the exercise price under the options, which resulted in him acquiring 869,844 shares of common stock.

After exercising the options, the balance owed to the CEO was $232,000, which was converted into 5,800,000 shares of common stock at $0.04 per share.

License Agreement with Single Crystal Technologies, Inc.

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

SCT is owned by the Company’s CEO.  Under the License Agreement, the Company is obligated to pay SCT a license fee of $50,000 when it raises at least $50,000 in capital.  In addition, the Company will be obligated to pay SCT royalties in varying percentages based on the revenues received from products that incorporate the technology licensed to the Company under the License Agreement.  In the event the Company fails to commence the production of products incorporating the technology licensed under the License Agreement within two years of the date of the Agreement, SCT may terminate the License Agreement at its option.

Current Loans from the CEO

During the year ended December 31, 2007, Mr. Pandelisev has provided short term operating capital to the company in the amount of $21,556.  This is non-interest bearing demand loans.

NOTE 6.    PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $203,248 as of December 31, 2007 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $923,853 the total valuation allowance is a comparable $203,248.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

NOTE 6.    PROVISION FOR INCOME TAXES - continued

The provision for income taxes for the period ended December 31, 2007 and 2006 follows:

Year Ended December 31,	2007	2006
Deferred Tax Asset	$12,937	$28,776
Valuation Allowance	(12,937)	(28,776)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

Year	Amount	Expiration
1994	$60,292	2014
1995	199,109	2015
1996	125,697	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	(773,675)	2025
2006	130,799	2026
2007	63,206	2027

Total	$923,853

NOTE 7.    COMMITMENTS AND CONTINGENCIES

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

SCT is owned by the Company’s CEO.  Under the License Agreement, the Company is obligated to pay SCT a license fee of $50,000 when it raises at least $50,000 in capital. The Company has not recorded a liability to SCT because it is uncertain at this time that the Company will be able to raise sufficient capital to trigger the obligation to make this payment.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)

NOTE  8.    THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-157 and their effect on the Company.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

NOTE  9.     SUBSEQUEST EVENTS

On January 22, 2008 the company entered in to a consulting agreement with Mirador Consulting Inc. (Mirador) for Investor Relations consulting.  The Company is obligated to pay $3,000 per month payable in arrears at the time Mirador raises not less that $250,000, a 5% finders fee on any money raised by them and 600,000 restricted shares of common stock, 300,000 shares to be issued upon execution of the agreement and 300,000 common shares when the Company receives $250,000 in investments brought by Mirador.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore & Associates, Chartered, Certified Public Accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2007, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified.  Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors

Name	Age	Positions and Offices Held
Dr. Kiril Pandelisev	57	President/CEO/Director
Charlie Searock	71	Director
Don Jackson	73	Director
Shariar Motakef	50	Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Dr. Kiril Pandelisev, President, Chief Executive Officer, and Director:

Dr. Kiril A. Pandelisev joined the Company at its inception in 1993.  From 1975 to 1984, Dr. Pandelisev was a member of the faculty of St. Cyril and Methodius University, Skopje, Macedonia.  From 1979 to 1982, Dr. Pandelisev was an Exchange Scientist at Arizona State University.  From 1985 to 1988, Dr. Pandelisev was a Research Analyst at Arizona State University.  From 1988 to 1990, Dr. Pandelisev was a Research Physicist at Johnson Matthey Electronics.  In 1991, Dr. Pandelisev was a Senior Scientist at Horiba Instruments, Inc.,  Since 1991, Dr. Pandelisev has been employee by various private entities which he owns and controls, including the Company.  Dr. Pandelisev received a B.Sc. degree in Applied Physics from St. Cyril and Methodius University, Skopje, Macedonia, in 1973.  Dr. Pandelisev received an M.Sc. degree in Physics from St. Cyril and Methodius University in 1976.  Dr. Pandelisev received a Sc.D degree in Physics from St. Cyril and Methodius University in 1984.  Dr. Pandelisev is an authority on crystal growth, and is the author or contributing author of 17 papers on the subject published in various scientific journals.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

Charlie Searock, Director:

Lt. Gen. Charles J. Searock Jr. retired from active duty military service in 1993 after almost 37 years in the Air Force and two years in the Army National Guard. He served most recently as the CEO/president of the International Tactical Training Center in Denison, Texas and left that position on 31 Dec 06.  He was recently reappointed by the Secretary of the Air Force to the Civil Air Patrol Board of Governors.  From 1996 to 2001, he was CEO/president and a member of the board of directors of Dynasil Corp., a publicly traded high-tech glass manufacturing company. From October 2001 to August 2002, Lt. Gen. Searock was President and member of the Board of Directors of the Air Victory Museum, a non-profit educational museum.  From August 2002 to March 2005, Lt. Gen. Searock served as a consultant to several start-up high tech companies.  From February 2005 to July 2005, Lt. Gen. Searock was a consultant and contract employee with e2ECTA, Inc., which provides energy conservation consultation and products.  From July 2005 to February 2006, Lt. Gen. Searock was a consultant to Aviation Management, Inc., which provides jet engine management services primarily to small fleet jet aircraft owners.  From February 2005 to December 2006, Lt. Gen. Searock was president of International Tactical Training Center, which provides fighter jet contract services to the federal government.  Since January 2006, Lt. Gen. Searock has been retired.

Searock is a 1976 Army War College graduate who commanded at the squadron, wing, center and major command levels. He served as a KC-97 pilot, B-52 pilot/instructor pilot/flight examiner and FB-111 pilot/instructor pilot. He was assigned to the Pentagon as a member of the air staff, and he served as Assistant for Plans to the Military Assistant to the President at the White House. He maintains his currency as a commercial multi-engine instrument-rated pilot and is a Civil Air Patrol pilot.  Searock is a member of the Board of Nominations of the National Aviation Hall of Fame and is one of three members of the New Jersey Governor’s Air and Space Medal Nominating Committee. He is also a member of the Wings Club in New York City, the Air Force Association, Aircraft Owners and Pilots Association and the Experimental Aircraft Association.

Dr. Don Jackson, Director:

From 2002 to the present, Dr. Jackson has been the chairman and chief executive officer of Findem, Inc.  Prior to joining Findem, Inc., Dr. Jackson held a variety of officer and managerial positions in technology and engineering-related companies, including Prodeo Technologies, Inc., Westech Systems, Inc./IPEC, The Arena Group, Superwave Technologies, Inc., and Microelectronic Packaging, Inc.  Dr. Jackson is on the Dean’s Advisory Board of Fulton School of Engineering at Arizona State University and serves as an adjunct physics professor at Embry Riddle Aeronautical University in Prescott, Arizona.  Dr. Jackson has an AB degree in Physics from William Jewell College, an M.S. degree in Physics from Iowa State University, and a Ph.D. in Electrical Engineering from Arizona State University.

Dr. Shariar Motakef, Director:

Dr. Motakef is the founder and president of Cape Simulations, which specializes in the development of advanced simulation tools and model-based control and testing systems for manufacturing and materials processing industries. In addition, Cape Simulations provides engineering consulting services.  Dr. Motakef received a B.S., M.S. and Ph.D degrees from the Mechanical Engineering Department at Massachusetts Institute of Technology.  Prior to founding Cape Simulations, he was the Samual C. Collins Associate Professor of Mechanical Engineering at MIT’s Heat Transfer Laboratory.  At MIT, Dr. Motakef’s research team was involved with thermo-fluid design and analysis of electronic materials and semiconductor processing equipment.   Dr. Motakef was on the editorial board of the Journal of Materials Science and Manufacturing Science from 1992 to 1995, and is a member of the American Association of Crystal Growth.

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2007.

ITEM 10.    EXECUTIVE COMPENSATION

None of the Company's officers or directors has received any cash or other remuneration within the last three years.  It is likely, however, that after the Company successfully raises capital to fund its business plan, the Company will begin paying compensation to its officers and directors, the amount of which will be determined by the board of directors at the time.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 8,519,844 shares of our common stock to the following persons for services as of March 24, 2008:

Name	Number of Total Shares	% of Shareholdings
Dr. Kiril Pandelisev	8,189,844	66%
Charlie Searock	110,000	.09%
Dr. Don Jackson	110,000	.09%
Dr. Shariar Motakef	110,000	.09%

The address for Dr. Pandelisev, Charlie Searock, Dr. Jackson, and Dr. Motakef is 4952 East Encanto Street, Mesa, Arizona 85205.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2005, the Company received loans from the Company’s sole officer and director, and its majority shareholder.  As of December 31, 2005, the Company was indebted to the CEO in the amount of $176,665.

During the fiscal year ended December 31, 2006, the Company received loans from the CEO in the amount of $17,327.

The loans made by the CEO to the Company in 2005 and 2006 were used to fund general and administrative expenses of the Company.  The loans were not evidenced by a note, were unsecured, did not bear interest and were payable on demand.

On June 10, 2006, the CEO utilized the amount due him by the Company to pay the exercise price under warrants held by him.

The Company was a party to an Employment Agreement with its CEO dated March 31, 1997.  The Employment Agreement provided that the CEO was entitled to base compensation of $120,000 per year, among other provisions.  The Employment Agreement terminated by its terms on March 31, 2002.

As of December 31, 2005 the Company had accrued $799,182 in deferred salary under an Employment Agreement with the CEO.

As of December 31, 2005, the CEO agreed to forgive any claim for $660,000 of the accrual compensation, and as a result the Company recorded an unusual gain in that amount in fiscal 2005.  As a result of the forgiveness, the balance owed to CEO at December 31, 2005 for accrued compensation was $139,182 accrued salary.

On June 10, 2006, the CEO agreed to satisfy the amounts due him for accrued compensation under his Employment Agreement and for loans he had made the Company by exercising his options in the Company and converting the balance of the indebtedness into additional shares of common stock.

As of June 10, 2006, the CEO held options to purchase 400,000 shares of common stock at $0.25 per share, and options to purchase 469,844 shares of common stock at $0.0025 per share.  The aggregate exercise price under both options was $101,175.  The CEO applied $101,175 of the indebtedness due him by the Company to the exercise price under the options, which resulted in him acquiring 869,844 shares of common stock.

After exercising the options, the balance owed to the CEO was $232,000, which was converted into 5,800,000 shares of common stock at $0.04 per share.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

SCT is owned by the Company’s CEO.  Under the License Agreement, the Company is obligated to pay SCT a license fee of $50,000 when it raises at least $50,000 in capital.  In addition, the Company will be obligated to pay SCT royalties in varying percentages based on the revenues received from products that incorporate the technology licensed to the Company under the License Agreement.  In the event the Company fails to commence the production of products incorporating the technology licensed under the License Agreement within two years of the date of the Agreement, SCT may terminate the License Agreement at its option.

During the year ended December 31, 2007, Mr. Pandelisev has provided short term operating capital to the company in the amount of $21,556.  This is non-interest bearing demand loans.

On January 22, 2008 the company entered in to a consulting agreement with Mirador Consulting Inc. (Mirador) for Investor Relations consulting.  The Company is obligated to pay $3,000 per month payable in arrears at the time Mirador raises not less that $250,000, a 5% finders fee on any money raised by them and 600,000 restricted shares of common stock, 300,000 shares to be issued upon execution of the agreement and 300,000 common shares when the Company receives $250,000 in investments brought by Mirador.

CRC Crystal Research Corporation’s principal office space is provided at no cost.  Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules in Item 7 herein.

2    Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14	Code of Ethics

31	Certification pursuant to Section 302 of the Sarbanes-Oxley At of 2002

32	Certification pursuant to Title 18 Section 1350

(1)	Incorporated by reference to our Form 10SB (SEC File No. ____________________).

Reports on Form 8k:

23.  8k filed June 28, 2007 (incorporated by reference)

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2007, we were billed and paid $3,500.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2007, we were billed and paid $500 for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRC CRYSTAL RESEARCH CORPORATION

Date: March 26, 2008	By:	/s/ Dr. Kiril Pandelisev
Dr. Kiril Pandelisev
President, Chief Executive Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2008	By:	/s/ Dr. Kiril Pandelisev
President, Chief Executive Officer,
and Director