Form 10-Q
period 2008-03-31
CRC CRYSTAL RESEARCH CORP
filed 2008-05-12
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 000-52472
_________________________________________________

CRC CRYSTAL RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	86-0728263
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4952 East Encanto Street, Mesa, Arizona 85205

(Address of Principal Executive Offices)

(480) 452-3301

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ ; No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large acclerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ ; No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 31, 2008, the Registrant had outstanding 12,327,449 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes ☐ ; No ☒

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2008 (Unaudited), and December 31, 2007 (Audited)

		December 31,
	March 31,	2007
	2008	(Audited)

ASSETS

Current Assets
Cash	$2,450	$500

Total Current Assets	2,450	500

Fixed Assets
License	50,000	-
Equipment - Net	627,821	-

Total Fixed Assets	677,821	-

Total Assets	$680,271	$500

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$750	$750
Note Payable	50,000
Loans Payable - Related Parties	35,840	21,556

Total Current Liabilities	86,590	22,306

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on March 31,
2008 and December 31, 2007 is
12,955,270 and 12,327,805 shares
respectively	12,955	12,327

Paid in Capital	1,516,913	889,720

Accumulated Deficit During
Development Stage	(936,187)	(923,853)

Total Stockholders' Equity	593,681	(21,806)

Total Liabilities and Stockholders' Equity	$680,271	$500

The accompanying notes are an integral part of these financial statements

CRC Crystal Research Corporation
(A Development Stage Company)
INCOME STATEMENT
As of March 31, 2008 (Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008
General and Administrative	$2,906	$540	$1,045,594
Interest Expense	-	-	140,683
Research and Development	-	-	331,459
Professional Fees	9,428	8,000	108,683

Total Expenses	12,334	8,540	1,626,419

	(12,334)	(8,540)	(1,626,419)

Gain on Expiration of Debt	-	-	230,000
Gain on Write-down of Deferred
Compensation	-	-	660,000
Other Income	-	-	6,654
Loss on Sale of Asset	-	-	(7,491)
Impairment of Manufacturing
Equipment	-	-	(198,931)

	$(12,334)	$(8,540)	$(936,187)
(Loss) per Share	$(0.00)	$(0.00)
Weighted Average
Number of Shares	12,327,449	7,580,668

The accompanying notes are an integral part of these financial statements

 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY
As of March 31, 2008 (Unaudited)

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

STATEMENTS OF STOCKHOLDERS EQUITY - continued

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Net Income / (Loss)							773,675	773,675

Balance, December 31, 2005			3,679,605	3,679	511,393	-	(729,848)	(214,776)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
conversion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,799)	(130,799)

STATEMENTS OF STOCKHOLDERS EQUITY - continued

Balance, December 31, 2006			10,659,449	10,659	849,988	-	(860,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	12,327	889,720	-	(923,853)	(21,806)

Common shares issued to acquire
Assets	31-Mar-08		627,821	628	627,193			627,821

Net Income / (Loss)							(12,334)	(12,334)

Balance, March 31, 2007			12,955,270	$12,955	$1,516,913	$-	$(936,187)	$593,681

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
As of March 31, 2008  and March 31, 2007 (Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Operating Activities:

Net Profit / (Loss)	$(12,334)	$(8,540)	$(936,187)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	-	198,931
Common Stock issued for Service	-	-	225,000
Gain on write-off of convertible Debt	-	-	(230,000)
Gain on write-down of Accrued Liabilities	-	-	(660,000)
Changes in Assets and Liabilities
(Increase)/Decrease in Assets	(50,000)	-	(50,000)
Increase/(Decrease) in Accounts Payable	-	-	750
Increase/(Decrease) in Accrued Liabilities	-	-	914,182

Net Cash (Used) by Operating Activities	(62,334)	(8,540)	(504,288)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	14,284	8,540	229,833
Notes Payable - License Fee	50,000	-	50,000
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	64,284	8,540	738,705

Net Increase/(Decrease) in Cash	1,950	-	2,450

Cash, Beginning of Period	500	-	-

Cash, End of Period	$2,450	$-	$2,450

Supplemental Information:
Interest Paid	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$206,422
Stock issued for Purchase of Assets	$627,821	$-	$627,821
Gain on write-off of Convertible Debt	$-	$-	$230,000
Gain on write-down of Accrued Liabilities	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175
Stock issued in lieu of cash for service	$-	$-	$225,000

The accompanying notes are an integral part of these financial statements

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

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

Property and Equipment

On March 31, 2008 the Company purchased the following crystal growth and materials purification equipment from SCT, LLC.  The equipment was valued at cost and the Company issued 627,821 common shares for the assets purchased.  These assets will be depreciated over their estimated useful lives of 7 years.  The assets purchased follow:

Asset	Cost

Purification Stations - Qty 3
Including Spare Parts and Materials	$593,486
Generator	3,256
Converters - Qty 2	8,500
Gas Cabinet	2,579

Total	$627,821

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $936,187 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

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

The Company issued 627,821 shares of common stock during the period ended March 31, 2008 as follows:

•	On March 31, 2008 the Company issued 627,821 common shares to acquired certain crystal growth and material purification assets valued at $627,821 from SCT, LLC.

Warrants and Options

Information relating to warrant activity during 2006 and 2005 follows:

Warrants Outstanding at December 31, 2004	1,169,844
Less: Warrants Issued/Exercised	0
Less: Warrants Expired	0

Total Warrants outstanding at December 31, 2005	1,169,844

Less: Warrants Exercised	869,844
Less: Warrants Expired	0

Total Warrants Outstanding at December 31, 2006	300,000

On March 31, 2008, the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

NOTE 4.	STOCKHOLDERS’ EQUITY - continued

	Warrants Outstanding	Exercise Price	Expiration Date

	140,000	$0.50	19-Oct-2008
	160,000	$0.50	08-Apr-2010

Total	300,000

All exercise prices and share amounts have been adjusted to account for a 4:1 stock split effected on June 10, 2006.

NOTE 5.	RELATED PARTY PAYABLES AND TRANSACTIONS

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

Current Loans from the CEO

During the period ended March 31, 2008, Mr. Pandelisev has provided short term operating capital to the company in the amount of $35,840.  These are non-interest bearing demand loans.

Asset Purchase from SCT, LLC

On March 31, 2008 the Company purchased certain crystal growth and material purification assets from SCT, LLC at cost for $627,821 for 627,821 common shares.  The Company’s CEO is the controlling member of SCT, LLC.

NOTE 6.	PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

NOTE 6.	PROVISION FOR INCOME TAXES - continued

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

NOTE 8.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 155-160 and their effect on the Company.

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

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (Unaudited)

NOTE 8.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  To improve financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141, Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.

Statement No. 160 – Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements related to the noncontrolling or minority interest.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Item 1A.  Risk Factors

Incorporated by reference from Form 10-SB filed February 13, 2007.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2008 and 2007

Revenues.  The Company did not generate any revenues in the three months ended March 31, 2008 or 2007.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $12,334 and $8,540 in the three months ended March 31, 2008 and 2007, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three and nine months ended March 31, 2008 and 2007.

Net Income.  The Company generated a net loss of ($12,334) in the three months ended March 31, 2008, as compared to a net loss of ($8,540) in the three months ended March 31, 2007.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of March 31, 2008, the Company had negative net working capital of ($54,140), as compared to a negative net working capital of ($21,806) at December 31, 2007.  At March 31, 2008, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

The Company's operations to date have been concentrated on the development of proprietary technology for homeland security applications.  Through 2007, the Company funded its working capital needs primarily through the issuance of convertible notes, common stock in private placements and loans from Dr. Pandelisev.  As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of developing the capability to manufacture its products.  The Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2007 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a "going concern."  The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations.  The Company has not resolved the issues that caused the auditors to include the explanatory report.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Market Risk Disclosure

None.

Item 4.  Controls and Procedures.

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

CRC CRYSTAL RESEARCH CORPORATION
Date: May 5, 2008	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)

4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)

10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.