Form 10-Q
period 2008-06-30
CRC CRYSTAL RESEARCH CORP
filed 2008-08-14
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒;     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐;     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 2008, the Registrant had outstanding 13,370,270 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐;     No ☒

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2008 (Unaudited), and December 31, 2007 (Audited)

		December 31,
	June 30,	2007
	2008	(Audited)

ASSETS

Current Assets
Cash	$2,122	$500

Total Current Assets	2,122	500

Fixed Assets
Equipment - Net	627,821	-

Total Fixed Assets	627,821	-

Total Assets	$629,943	$500

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$8,570	$750
Loans Payable - Related Parties	54,214	21,556

Total Current Liabilities	62,784	22,306

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on March 31,
2008 and December 31, 2007 is
12,955,270 and 12,327,449 shares
respectively	13,370	12,327

Paid in Capital	2,427,248	1,779,720

Accumulated Deficit During
Development Stage	(1,873,459)	(1,813,853)

Total Stockholders' Equity	567,159	(21,806)

Total Liabilities and Stockholders' Equity	$629,943	$500

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
INCOME STATEMENT
As of June 30, 2008 (Unaudited)

					March 22, 1993
	Six Months Ended		Three Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating Expenses
General and Administrative	$40,986	$1,942	$38,080	$1,402	$1,094,174
Impairment of Manufacturing Equipment	-	-	-	-	198,931
Patent Maintenance	7,070		5,115		7,070
Research and Development	-	-	-	-	331,459
Professional Fees	11,550	27,168	2,122	19,168	100,305

Total Expenses	59,606	29,110	45,317	20,570	1,731,939

(Loss) from Operations	(59,606)	(29,110)	(45,317)	(20,570)	(1,731,939)

Other Income (Expenses)
Other Income	-	-	-	-	6,654
Loss on Sale of Asset	-	-	-	-	(7,491)
Interest Expense	-	-	-	-	(140,683)

Net Income/(Loss)	$(59,606)	$(29,110)	$(45,317)	$(20,570)	$(1,873,459)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.44)
Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.44)

Weighted Average
Number of Shares Outstanding	12,700,645	10,746,466	12,327,449	12,700,645	4,297,838

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY
As of June 30, 2008 (Unaudited)

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

STATEMENTS OF STOCKHOLDERS EQUITY - continued

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Contributed capital					890,000			890,000

Net Income / (Loss)							(116,326)	(116,326)

Balance, December 31, 2005			3,679,605	3,679	1,401,393	-	(1,619,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
convertion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

STATEMENTS OF STOCKHOLDERS EQUITY - continued

Balance, December 31, 2006			10,659,449	10,659	1,739,988	-	(1,750,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	12,327	1,779,720	-	(1,813,853)	(21,806)

Common shares issued to acquire
Assets	31-Mar-08	$1.00	627,821	628	627,193			627,821
Common shares issued for services	04-Jun-08	$0.05	415,000	415	20,335			20,750

Net Income / (Loss)							(59,606)	(59,606)

Balance, June 30, 2008			13,370,270	$13,370	$2,427,248	$-	$(1,873,459)	$567,159

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
As of June 30, 2008  and June 30, 2007 (Unaudited)

					March 22, 1993
	Six Months Ended		Three Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating Activities:

Net Profit / (Loss)	$(59,606)	$(29,110)	$(45,317)	$(20,570)	$(1,873,459)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	-	-	25,545
Loss on Sale of Asset	-	-	-	-	7,491
Impairment of Manufacturing Equipment	-	-	-	-	198,931
Common Stock issued for Service	20,750	10,500	20,750	-	245,750
Contributed capital					890,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	7,820	8,150	5,865	750	6,615
Increase/(Decrease) in Accrued Liabilities	-	-	-	-	24,183

Net Cash (Used) by Operating Activities	(31,036)	(10,460)	(18,702)	(19,820)	(474,944)

Investment Activities:
Equipment Purchase	-	-	-	-	(17,858)
Manufacturing Equipment Purchase	(627,821)	-		-	(841,930)

Cash Used by Investment Activities	(627,821)	-	-	-	(859,788)

Financing Activities:
Net Proceeds from loans - Related Parties	32,658	10,460	18,374	19,820	250,161
Common Stock Issued for Asset Purchase	627,821				627,821
Proceeds from Series A Convertible Notes	-	-	-	-	200,000
Proceeds from sale of Common Stock	-	-	-	-	258,872

Cash Provided by Financing Activities	660,479	10,460	18,374	19,820	1,336,854

Net Increase/(Decrease) in Cash	1,622	-	(328)	-	2,122

Cash, Beginning of Period	500	-	2,450	-	-

Cash, End of Period	$2,122	$-	$2,122	$-	$2,122

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$-	$-	$206,422
Stock issued for Purchase of Assets	$-	$-	$-	$-	$627,821
Contributed Capital	$-	$-	$-	$-	$890,000
Stock issued to Convert Notes	$-	$-	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$-	$-	$333,175
Stock issued in lieu of cash for service	$20,750	$-	$20,750	$-	$245,750

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

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

The Company is a development stage company as defined by SFAS 7 and not a “Shell” Company.  The Company is the licensee under a License Agreement dated September 25, 2006, with Single Crystal Technologies, Inc. (“SCT”), under which the Company holds a non-exclusive, worldwide license to use and employ certain intellectual property rights owned by SCT to manufacture, use and sell scintillation crystals, well logging assemblies, scintillation crystal plate assemblies and gamma camera plate assemblies.  The Company intends to use the rights granted under the License Agreement to develop product and services for use in energy exploration and homeland security, among other applications, and is actively seeking capital to fund the commencement of operations.

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Fiscal Year

The Company operates on a December 31st fiscal year end.

Earnings/(Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year.

The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of December 31, 2007 and 2006, the Company had 300,000 in common stock purchase warrants outstanding as common stock equivalents, respectively.

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

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

NOTE  2.                     SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line basis over their useful lives.  Office Equipment is depreciated over five years.  Manufacturing equipment is depreciated over ten years and is periodically reviewed for impairment.  A gain or loss on disposal is included in the statement of operation net of cost and accumulated depreciation for all disposed assets.  During 2004 the Company sold an asset and recorded a loss on disposition of $7,491.

The net book value of manufacturing equipment at December 31, 2004 was $203,212.  Because the Company had been inactive and the manufacturing equipment had been in storage for several years, the Company decided to review the equipment for impairment.  It was determined that not all components were still useful.  Accordingly, the Company recorded an impairment charge of $100,000 at December 31, 2005, which represented the book value of the components which the Company determined were no longer useful.  As of December 31, 2006, the Company reviewed the manufacturing equipment again, and decided to fully impair the equipment, which resulted in an impairment charge of $98,931 in the year ended December 31, 2006.

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

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0, $0 and $331,459 during the years ended December 31, 2007 and 2006 and from inception through December 31, 2007, respectively.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $1,873,459 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

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

On December 3, 2007 the Company registered 4,000,000 common shares and 2,000,000 options to purchase common shares under an S-8 Non-Qualified Stock Compensation Plan to assist in the acquisition of services and provide incentives for employees as it executes its business plan of which zero shares have been issued or committed as of December 31, 2007.  The Form S-8 was subsequently withdrawn.

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

•
On June 10, 2006, the Company issued 5,800,000 shares of common stock to the CEO in satisfaction of $232,000 of indebtedness from the Company to CEO, or $0.04 the trading price of the shares on the date of issuance of per share.

•
On June 10, 2006, the Company issued 300,000 shares of common stock to six unrelated parties for services rendered to the Company.  The shares were valued at the trading price of the shares on the date of issuance of $0.04 per share.

•	On September 30, 2006, the Company issued 10,000 shares of common stock to an unrelated person for services rendered to the Company. The shares were valued at $0.04 per share.

The Company issued 1,668,000 shares of common stock during the period ended December 31, 2007 as follows:

•	On June 15, 2007 the Company issued 1,050,000 common shares at the trading price of the shares on the date of issuance of $0.01 for professional consulting services of $10,500.

•
On October 1, 2007 the Company issued 440,000 common shares to four board members for services in lieu of cash at the trading price of the shares on the date of issuance of $0.05 per share or $22,000 and 178,000 common shares at the trading price of the shares on the date of issuance of $0.05 per share to convert accounts payable of $8,900.

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

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

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

As of December 31, 2005, the CEO agreed to forgive any claim for $660,000 of the accrual compensation, and as a result the Company recorded a contribution to capital in that amount in fiscal 2005.  As a result of the forgiveness, the balance owed to CEO at December 31, 2005 for accrued compensation was $139,182 accrued salary.

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

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

NOTE 5.                      RELATED PARTY PAYABLES - continued

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

SCT is owned by the Company’s CEO.  Under the License Agreement, the Company is obligated to pay SCT a license fee of $50,000 when it raises at least $500,000 in capital.  In addition, the Company will be obligated to pay SCT royalties in varying percentages based on the revenues received from products that incorporate the technology licensed to the Company under the License Agreement.  In the event the Company fails to commence the production of products incorporating the technology licensed under the License Agreement within two years of the date of the Agreement, SCT may terminate the License Agreement at its option.

The terms of the License agreement also obligates the Company to pay all the patent filing and maintenance fees associated with all the patents held and new patents developed by SCT, Inc.  The agreement also grants to the Company exclusive rights to use any patents and patent improvements developed by either SCT or the Company during the license period.

During the year ended December 31, 2007 the actual costs paid by a related party on behalf of the Company is $18,000 for legal fees associated with patent improvement and maintenance related to the license agreement.

During the six months ended June 30, 2008 the Company paid and additional $7,070 in patent maintenance fees.

Current Loans from the CEO

As of June 30, 2008, Mr. Pandelisev has provided short term operating capital to the company in the amount of $54,214.  These are non-interest bearing demand loans.

NOTE 6.                      CONVERTIBLE NOTES

During the years ended December 31, 1997, 1996 and 1995 the Company issued Series A Convertible Unsecured Promissory Notes (the Notes) in the total aggregate principal of $200,000.  The Notes bore interest at 10% payable quarterly commencing December 31, 1995 through maturity on December 31, 1999.  Any notes that were not paid at maturity would continue to bear interest at 10% per annum until paid.

The notes were convertible into shares of common stock at the rate of four (4) shares of common stock for each one dollar principal amount of note (after giving effect to a subsequent 4 for 1 stock split).   As of December 31, 1999, notes in the aggregate principle amount of $85,000 had been converted by the holders into 340,000 shares of common stock, leaving notes with a principal balance of $115,000 outstanding.

The notes also provided the Company with the opportunity to redeem any unconverted notes after the December 31, 1999 maturity date at the rate of 2,500 common shares for every $5,000 in notes payable converted if certain interest and profit sharing payments were made by the maturity date.  The Company did not satisfy the conditions for redemption of the notes and therefore was not eligible to redeem the notes at maturity on December 31, 1999.

Because the Company was unable to pay the remaining notes in full on their maturity date, the Company’s board approved the issuance of two shares of common stock for each one dollar principal amount of notes, or an aggregate of 230,000 shares, in March 2000 as a gesture of goodwill to the note holders.  The Company recorded an expense of $57,500 resulting from the issuance of these shares.

As of December 31, 2005, total principle and accrued interest on the notes was $230,000.  Because no collection demands had been made by the holders of the notes during the six years following the maturity date of the notes to December 31, 2005, the Company was advised that any claim by a note-holder would be barred by the statute of limitations under Arizona law. Accordingly the Company wrote off its liability on the notes as of December 31, 2005, and recorded contributed capital of $230,000 at December 31, 2005.

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

NOTE 7.                      PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $399,048 as of December 31, 2007 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,813,853 the total valuation allowance is a comparable $399,048.

The provision for income taxes for the period ended December 31, 2007 and 2006 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

Year Ended December 31,	2007	2006
Deferred Tax Asset	$13,905	$28,776
Valuation Allowance	(13,905)	(28,776)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$33,292	2014
1995	236,109	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	116,326	2025
2006	130,799	2026
2007	63,206	2027

Total	$1,813,853

NOTE 8.                      USE OF PATENTS LICENSE, COMMITMENTS AND CONTINGENCIES

On September 25, 2006, the Company entered into a License Agreement with Single Crystal Technologies, Inc. (“SCT”), under which the Company holds a non-exclusive, worldwide license to use and employ certain intellectual property rights (Patents) owned by SCT to manufacture, use and sell scintillation crystals, well logging assemblies, scintillation crystal plate assemblies and gamma camera plate assemblies.

SCT is owned by Kiril A. Pandelisev, the Company’s sole officer and director.  Under the License Agreement, the Company is not obligated to pay SCT the license fee of $50,000 until it raises at least $500,000 in capital.  However, the Company is obligated to pay certain patent filing and maintenance fees as described below as part of cost of the license.  The Company has not recorded a liability to SCT for the $50,000 because it is uncertain at this time that the Company will be able to raise sufficient capital to trigger the obligation to make this payment.

The terms of the License agreement also obligate the Company to pay all the patent filing and maintenance fees associated with all the patents held and new patents developed by SCT, Inc.  The agreement also grants to the Company exclusive rights to use any patents and patent improvements developed by either SCT or the Company during the license period.

During the year ended December 31, 2007 the actual costs paid by a related party on behalf of the Company is $18,000 for legal fees associated with patent improvement and maintenance fees related to the license agreement.

During the period ended June 30, 2008 the Company paid actual patent maintenance costs of $7,070.

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

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

NOTE  9.                       THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

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

NOTE  10.                   SUBSEQUENT EVENTS

On January 22, 2008 the company entered in to a consulting agreement with Mirador Consulting Inc. (Mirador) for Investor Relations consulting.  The Company issued 300,000 restricted common shares to Mirador upon execution of the agreement.  Subsequently, the agreement was nullified and Mirador provided notice that the certificate was returned.  Accordingly, the company has affected an administrative hold on the stock until the certificate is received.

NOTE 11.                    RESTATED FINANCIALS

The Company has restated its December 31, 2007 and 2006 financial statements as follows:

Balance Sheets

Corrected error in commons shares reported as issued and outstanding on December 31, 2007 from 12,327,805 shares to 12,327,449 shares consistent with the Statement of Stockholders equity.

CRC Crystal Research Corporation
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)

NOTE 11.                    RESTATED FINANCIALS - continued

Income Statements

Reformatted statements to display Other Income/(Expenses) rather than Extraordinary Items and to reclassify the reported $230,000 gain on expiration of debt and $660,000 gain on write-off of accrued liabilities as $890,000 contributed capital.  This had the effect of increasing the reported inception to date loss by $890,000 from $923,853 to $1,813,853.

Corrected the classification of Impairment of Manufacturing Equipment as an Operating Expense rather than an Extraordinary Item and reclassified Interest Expense as an Other Expense rather than an Operating Expense.

Separated Basic and Diluted Loss per share to individual components and added the inception to date calculations.

Statements of Stockholders Deficit

Contributed Capital of $890,000 is added in the period ended December 31, 2005.

Statements of Cash Flow

The $230,000 gain on expiration of debt and the $660,000 gain on write-off of accrued liabilities is corrected to show contributed capital of $890,000 in the inception to date column.

Notes to Audited Statements

A Note 6 entitled “CONVERTIBLE NOTES” was added to disclose the conversion and write-off of convertible notes.

The Company restated its March 31, 2008 financial statements as follows:

Balance Sheet, Statement of Operations and Statement of Cash Flow

The Company recorded $1,955 additional accounts payable for patent maintenance fees associated with its license agreement.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended June 30, 2008 and 2007

Revenues.  The Company did not generate any revenues in the three months ended June 30, 2008 or 2007.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $45,317 and $20,570 in the three months ended June 30, 2008 and 2007, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three and nine months ended June 30, 2008 and 2007.

Net Income.  The Company generated a net loss of ($45,317) in the three months ended June 30, 2008, as compared to a net loss of ($20,570) in the three months ended June 30, 2007.  In the six months ended June 30, 2008 the Company generated an overall net loss of ($59,606) compared to a net loss of ($29,110) for the same period ended June 30, 2007.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of June 30, 2008, the Company had negative net working capital of ($60,662), as compared to a negative net working capital of ($21,806) at December 31, 2007.  At June 30, 2008, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

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

CRC CRYSTAL RESEARCH CORPORATION

Date: August 14, 2008	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)

4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)

10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

99	Employment Agreements for Dr. Firil A. Pandelisev, Lt. Gen. Charles J. Searock, and Don Meyers (incorporated by reference from Form 8-k filed March 30, 2008)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.