Form 10KSB/A
period 2007-12-31
CRC CRYSTAL RESEARCH CORP
filed 2008-08-27
CIK 943690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /AMENDED

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

Yes   ☐ No  ☒

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

Planned Operations

The Company has a non-exclusive license to all technology owned by Single Crystal Technologies, Inc. (“SCT”), which is owned by Dr. Kiril A. Pandelisev.  Dr. Pandelisev is the Company’s sole officer and director. The licensed technology includes patents, whether approved, pending or in process of filing, other contractual agreements and technical measures relating to the manufacture of Crystals, Crystal Products and ultra pure materials.  The Company plans to raise capital to fund the development of initial manufacturing capabilities to grow Crystal Products for sale in various industrial markets. The Company has never produced any Crystal Products or other products for commercial sale.

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

With respect to the Homeland Security market, the Company is in negotiations to be the sodium iodide crystal supplier to a government contractor that has a contract with the Homeland Security Agency to develop and certify nuclear detection devices that would be purchased by other entities that need such devices, such as cities, states, ports, mass transit authorities, and military installations.  With the government contracted , the Company has developed a Nuclear/Radioactive Isotope Detection System that is based on radiation detected by sodium iodide crystals. Software algorithms allow the system to distinguish threat isotopes (e.g., cobalt-60, cesium-137, iridium-192, and strontium-90) from isotopes naturally occurring in household items, such as fish, bananas, and ceramic tile, or those used for medical purposes (e.g., potassium-40, thorium-232, and technetium-99m).

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

After the Company has entered the homeland security and energy exploration markets, the Company intends to enter into the gamma camera market, the optical industry for semiconductor process applications and air-borne laser defense applications, and the development of high purity materials for support of the crystal growth process and for the fabrication of chip processing chambers.

ITEM 1.     DESCRIPTION OF BUSINESS - continued

Strategy - continued

Environmental Laws

Neither the materials supplied to manufacture the Crystal Products, the crystal manufacturing process, nor refuse produced by the crystal manufacturing process is subject to any federal or state environmental regulations. The refuse discarded after production of Crystal Products is not classified as a "hazardous substance" under either federal or state law and the airborne chemicals emitted from the production process do not exceed federal or state ambient air quality standards.

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

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CRC Crystal Research Corporation
(A Development Stage Company)

We have audited the accompanying restated balance sheets of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related restated  statements of operations, stockholders’ equity and cash flows through December 31, 2007, 2006 and Inception on March 22,1993 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its restated operations and its cash flows through December 31, 2007, 2006 and Inception on March 22, 1993 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has never generated any revenues, has accumulated a loss of $1,813,853 and currently lacks the capital to pursue its business plan which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
August 12 , 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Balance Sheets

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

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on December 31,
2007 and December 31, 2006 is
12,327,449 and 10,659,449 shares
respectively	12,327	10,659

Paid in Capital	1,779,720	849,988

Accumulated Deficit During
Development Stage	(1,813,853)	(860,647)

Total Stockholders' Equity	(21,806)	-

Total Liabilities and Stockholders' Equity	$500	$-

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Operation

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007

Operating Expenses
General and Administrative	$29,443	$18,146	$1,042,688
Impairment of Manufacturing Equipment	-	98,931	198,931
Research and Development	-	-	331,459
Professional Fees	33,763	13,722	99,255

Total Operating Expenses	63,206	130,799	1,672,333

(Loss) from Operations	(63,206)	(130,799)	(1,672,333)

Other Income (Expenses)
Other Income			6,654
Loss on Sale of Asset	-	-	(7,491)
Interest Expense	-	-	(140,683)

Net Income/(Loss)	$(63,206)	$(130,799)	$(1,813,853)

Basic (Loss) per Share	$(0.01)	$(0.02)	$(0.45)
Diluted (Loss) per Share	$(0.01)	$(0.02)	$(0.45)

Weighted Average
Number of Shares Outstanding	11,385,991	6,543,131	4,050,417

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Cash Flows

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007

Operating Activities:

Net Profit / (Loss)	$(63,206)	$(130,799)	$(1,813,853)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	2,141	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	98,930	198,931
Common Stock issued for Service	41,400	12,400	225,000
Contributed capital			890,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	750	-	750
Increase/(Decrease) in Accrued Liabilities	-	-	24,183

Net Cash (Used) by Operating Activities	(21,056)	(17,328)	(441,953)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	21,556	17,328	215,548
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	21,556	17,328	674,420

Net Increase/(Decrease) in Cash	500	-	500

Cash, Beginning of Period	-	-	-

Cash, End of Period	$500	$-	$500

Supplemental Information:
Interest Paid	$-	$11,500	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$98,930	$206,422
Contributed Capital	$-	$-	$890,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$333,175	$333,175
Stock issued in lieu of cash for service	$41,400	$12,400	$225,000

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Stockholders' Deficit

From 22-Mar-1993 (Inception) to 31-December-2007

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock	Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in conversion of
convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Restated Statement of Stockholders' Deficit - continued

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Contributed capital					890,000			890,000

Net Income / (Loss)							(116,326)	(116,326)

Balance, December 31, 2005			3,679,605	3,679	1,401,393	-	(1,619,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
conversion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

Balance, December 31, 2006			10,659,449	10,659	1,739,988	-	(1,750,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	$12,327	$1,779,720	$-	$(1,813,853)	$(21,806)

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
(AS RESTATED)

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

The Company is a development stage company as defined by SFAS 7 and not a "Shell" Company .  The Company is the licensee under a License Agreement dated September 25, 2006, with Single Crystal Technologies, Inc. (“SCT”), under which the Company holds a non-exclusive, worldwide license to use and employ certain intellectual property rights owned by SCT to manufacture, use and sell scintillation crystals, well logging assemblies, scintillation crystal plate assemblies and gamma camera plate assemblies.  The Company intends to use the rights granted under the License Agreement to develop product and services for use in energy exploration and homeland security, among other applications, and is actively seeking capital to fund the commencement of operations.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Fiscal Year

The Company operates on a December 31st fiscal year end.

Earnings /(Loss) per Share

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
(AS RESTATED)

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

Property and Equipment

Property and equipment are carried at cost and depreciated on straight-line bases over their useful lives.  Office Equipment is depreciated over five years.  Manufacturing equipment is depreciated over ten years and is periodically reviewed for impairment.  A gain or loss on disposal is included in the statement of operation net of cost and accumulated depreciation for all disposed assets.  During 2004 the Company sold an asset and recorded a loss on disposition of $7,491.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

NOTE 3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $1,813,853 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.    STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of December 31, 2006, there were 10,659,449 shares of common stock outstanding and no shares of preferred stock outstanding.   On June 10, 2006, the Company effected a four for one stock split.  All share amounts herein are adjusted to give effect to the stock split.

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
(AS RESTATED)

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
(AS RESTATED)

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
(AS RESTATED)

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
(AS RESTATED)

NOTE 7.             PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $399,048 as of December 31, 2007 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,813,853 the total valuation allowance is a comparable $399,048 .

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

SCT is owned by Kiril A. Pandelisev , the Company’s sole officer and director .  Under the License Agreement, the Company is not obligated to pay SCT the license fee of $50,000 until it raises at least $500,000 in capital.   However, the Company is obligated to pay certain patent filing and maintenance fees as described below as part of cost of the license. The Company has not recorded a liability to SCT for the $50,000 because it is uncertain at this time that the Company will be able to raise sufficient capital to trigger the obligation to make this payment.

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
(AS RESTATED)

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

NOTE   10 .        SUBSEQUENT EVENTS

On January 22, 2008 the company entered in to a consulting agreement with Mirador Consulting Inc. (Mirador) for Investor Relations consulting. The Company is sued 300,000 restricted common shares to Mirador upon execution of the agreement.   Subsequently, the agreement was nullified and Mirador provided notice that the certificate was returned.  Accordingly, the company has affected an administrative hold on the stock until the certificate is received.

NOTE 11.          RESTATED FINANCIALS

The Company has restated its December 31, 2007 and 2006 financial statements as follows:

Balance Sheets

Corrected error in commons shares reported as issued and outstanding on December 31, 2007 from 12,327,805 shares to 12,327,449 shares consistent with the Statement of Stockholders equity.

F-14

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

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

ITEM 8A.         CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.  The Company’s disclosure controls and procedures however are designed to provide a reasonable level of assurance of reaching the Company’s desired control objectives.  In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting or that could significantly affect those controls subsequent to the date of our last evaluation.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

SCT is owned by the Company's CEO.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

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

2.   Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14	Code of Ethics (2)

31	Certification pursuant to Section 302 of the Sarbanes-Oxley At of 2002

32	Certification pursuant to Title 18 Section 1350

(1)	Incorporated by reference to our Form 10SB (SEC File No. 333-151309 ).

(2)	Incorporated by reference to our Form 10KSB filed on March 28, 2008.

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

CRC CRYSTAL RESEARCH CORPORATION

Date: August 26, 2008	By:	/s/ Dr. Kiril Pandelisev
Dr. Kiril Pandelisev
President, Chief Executive Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 26, 2008	By:	/s/ Dr. Kiril Pandelisev
President, Chief Executive Officer,
and Director