Form 10-Q/A
period 2008-03-31
CRC CRYSTAL RESEARCH CORP
filed 2008-08-28
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-Q /AMENDED

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of March 31, 2008, the Registrant had outstanding 12,955,270 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one):  Yes ☐ ; No ☒

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2008 (Unaudited), and December 31, 2007 (Audited)
(AS RESTATED)

		December 31,
	March 31,	2007
	2008	(Audited)

ASSETS

Current Assets
Cash	$2,450	$500

Total Current Assets	2,450	500

Fixed Assets
Equipment - Net	627,821	-

Total Fixed Assets	627,821	-

Total Assets	$630,271	$500

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$2,705	$750
Loans Payable - Related Parties	35,840	21,556

Total Current Liabilities	38,545	22,306

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on March 31,
2008 and December 31, 2007 is
12,955,270 and 12,327,449 shares
respectively	12,955	12,327

Paid in Capital	2,406,913	1,779,720

Accumulated Deficit During
Development Stage	(1,828,142)	(1,813,853)

Total Stockholders' Equity	591,726	(21,806)

Total Liabilities and Stockholders' Equity	$630,271	$500

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
INCOME STATEMENT
As of March 31, 2008 (Unaudited)
(AS RESTATED)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Operating Expenses
General and Administrative	$2,906	$540	$1,045,594
Impairment of Manufacturing Equipment	-	-	198,931
Patent Maintenance	1,955		1,955
Research and Development	-	-	331,459
Professional Fees	9,428	8,000	108,683

Total Expenses	14,289	8,540	1,686,622

(Loss) from Operations	(14,289)	(8,540)	(1,686,622)

Other Income (Expenses)
Other Income	-	-	6,654
Loss on Sale of Asset	-	-	(7,491)
Interest Expense	-	-	(140,683)

Net Income/(Loss)	$(14,289)	$(8,540)	$(1,828,142)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.45)
Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.45)

Weighted Average
Number of Shares Outstanding	12,327,449	7,580,668	4,050,417

The accompanying notes are an integral part of these statements

 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY
As of March 31, 2008 (Unaudited)
(AS RESTATED)

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

STATEMENTS OF STOCKHOLDERS EQUITY - continued

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Contributed capital					890,000			890,000

Net Income / (Loss)							(116,326)	(116,326)

Balance, December 31, 2005			3,679,605	3,679	1,401,393	-	(1,619,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
convertion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

STATEMENTS OF STOCKHOLDERS EQUITY - continued

Balance, December 31, 2006			10,659,449	10,659	1,739,988	-	(1,750,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	12,327	1,779,720	-	(1,813,853)	(21,806)

Common shares issued to acquire
Assets	31-Mar-08		627,821	628	627,193			627,821

Net Income / (Loss)							(14,289)	(14,289)

Balance, March 31, 2008			12,955,270	$12,955	$2,406,913	$-	$(1,828,142)	$591,726

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
As of March 31, 2008  and March 31, 2007 (Unaudited)
(AS RESTATED)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Operating Activities:

Net Profit / (Loss)	$(14,289)	$(8,540)	$(1,828,142)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	-	198,931
Common Stock issued for Service	-	-	225,000
Contributed capital			890,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	1,955	-	750
Increase/(Decrease) in Accrued Liabilities	-	-	24,183

Net Cash (Used) by Operating Activities	(12,334)	(8,540)	(456,242)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	(627,821)	-	(841,930)

Cash Used by Investment Activities	(627,821)	-	(859,788)

Financing Activities:
Net Proceeds from loans - Related Parties	14,284	8,540	231,787
Common Stock Issued for Asset Purchase	627,821		627,821
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	642,105	8,540	1,318,480

Net Increase/(Decrease) in Cash	1,950	-	2,450

Cash, Beginning of Period	500	-	-

Cash, End of Period	$2,450	$-	$2,450

Supplemental Information:
Interest Paid	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$206,422
Stock issued for Purchase of Assets	$627,821	$-	$627,821
Contributed Capital	$-	$-	$890,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175
Stock issued in lieu of cash for service	$-	$-	$225,000

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE  2.                SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

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

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $1,828,142 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 4.                 STOCKHOLDERS’ EQUITY - continued

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 5.                 RELATED PARTY PAYABLES - continued

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 5.                 RELATED PARTY PAYABLES - continued

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

During the three months ended March 31, 2008 the Company paid and additional $1,955 in patent maintenance fees.

Current Loans from the CEO

As of March 31, 2008, Mr. Pandelisev has provided short term operating capital to the company in the amount of $37,795.  These are non-interest bearing demand loans.

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
March 31, 2008 and December 31, 2007
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
March 31, 2008 and December 31, 2007
(AS RESTATED)

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

During the period ended March 31, 2008 the Company paid actual patent maintenance costs of $1,955.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE  9.                THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS - continued

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

NOTE 11.               RESTATED FINANCIALS

The Company has restated its December 31, 2007 and 2006 financial statements as follows:

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 11.               RESTATED FINANCIALS - continued

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

Item 1A.  Risk Factors.

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

Operating Expenses.  The Company incurred operating expenses of $14,289 and $8,540 in the three months ended March 31, 2008 and 2007, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three and nine months ended March 31, 2008 and 2007.

Net Income.  The Company generated a net loss of ($14,289) in the three months ended March 31, 2008, as compared to a net loss of ($8,540) in the three months ended March 31, 2007.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of March 31, 2008, the Company had negative net working capital of ($36,095) , as compared to a negative net working capital of ($21,806) at December 31, 2007.  At March 31, 2008, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

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

Item 3.  Market Risk Disclosure

None.

Item 4.   Disclosure Controls and Procedures.

(a)            Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Accounting Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)            Changes in internal controls.

Our Certifying Officer has indicated that there were no changes in our internal controls or other factors during the Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting, and there were no such control actions with regard to significant deficiencies and material weaknesses.

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

CRC CRYSTAL RESEARCH CORPORATION

Date: August 26 , 2008	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)

4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)

10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.