Form 10KSB/A
period 2007-12-31
CRC CRYSTAL RESEARCH CORP
filed 2008-10-31
CIK 943690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/ SECOND AMENDED

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

With respect to the Homeland Security market, the Company is in negotiations to be the sodium iodide crystal supplier to a government contractor that has a contract with the Homeland Security Agency to develop and certify nuclear detection devices that would be purchased by other entities that need such devices, such as cities, states, ports, mass transit authorities, and military installations.  With the government contract, the Company has developed a Nuclear/Radioactive Isotope Detection System that is based on radiation detected by sodium iodide crystals. Software algorithms allow the system to distinguish threat isotopes (e.g., cobalt-60, cesium-137, iridium-192, and strontium-90) from isotopes naturally occurring in household items, such as fish, bananas, and ceramic tile, or those used for medical purposes (e.g., potassium-40, thorium-232, and technetium-99m).

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

CRC Crystal Research Corporation has administrative offices located at 4952 East Encanto Street, Mesa, Arizona 85205.

CRC Crystal Research Corporation fiscal year end is December 31.

EMPLOYEES

We have no full time employees.  Dr. Kiril Pandelisev, our President, Chief Executive Officer and Director,  ha ve agreed to allocate a portion of his time to our activities without compensation.  On June 21, 2007 the following individuals were elected to the Board of Directors of the Company as Directors: Charlie Searock, Don Jackson, and Shariar Motakef.  The new Directors have also agreed to allocate a portion of their time to the Company’s activities receiving shares of common stock as compensation for their services.

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

OVERVIEW

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

The Company was formed to commercialize patents for new technology and innovative crystal growing processes in the manufacture Crystals and Crystal Products. The technology encompasses a new furnace design, innovative crystal growing processes, and new, more sensitive Crystal Products. Management believes that the new technology allows the Company to manufacture Crystal Products faster, less expensively, and at a higher quality level than that which current industry methods allow.

RESULTS OF OPERATIONS

Revenues

We have not yet generated any revenues. Our ability to generate any significant revenues continues to be uncertain and is dependant on our ability to secure financing.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the twelve months ended December 31, 2007, the Company reported a net loss of $63,206, or $0.01 per share compared with a net loss of $130,799, or $0.02 per share for the twelve months ended December 31, 2006.

General and Administrative:  General and administrative expenses increased to $29,443 for the twelve months ended December 31, 2007 compared to $18,146 for the same period in 2006.  This increase was primarily due to an increase in expenses related to secure financing for future operations.

Professional Fees:  Professional Fees expenses increased to $33,763 for the twelve months ended December 31, 2007 compared to $13,722 for the same period in 2006.  The increase is primarily related to an increase in the use of marketing consultants during 2007.

Impairment of Manufacturing Equipment:  Impairment of Manufacturing Equipment expense decreased to $0 for the twelve months ended December 31, 2006 compared to $98,931 for the same period in 2006. This was due to an impairment of manufacturing equipment during 2006.  See Note 2, “Summary of Significant Accounting Practices” in the notes to audited financial statement.

Depreciation and Amortization Expense:  Depreciation and amortization expenses decreased to zero for the twelve months ended December 31, 2007 compared to $2,141 for the same period in 2006 because the Company assets were fully depreciated or impaired at December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had no capital resources.  During 2007 we relied upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and manufacturing expenses.  Moreover, we have never generated revenues, have an accumulated a loss of $1,583,853 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about our ability to continue as a going concern.

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

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CRC Crystal Research Corporation
(A Development Stage Company)

We have audited the accompanying restated balance sheets of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2007 and 2006, and the related restated statements of operations, stockholders’ equity and cash flows through December 31, 2007, 2006 and Inception on March 22, 1993 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has never generated any revenues, has accumulated a loss of $1,583,853 and currently lacks the capital to pursue its business plan, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 9, 2008

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

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on December 31,
2007 and December 31, 2006 is
12,327,449 and 10,659,449 shares
respectively	12,327	10,659

Paid in Capital	1,549,720	1,509,988

Accumulated Deficit During
Development Stage	(1,583,853)	(1,520,647)

Total Stockholders' Equity	(21,806)	-

Total Liabilities and Stockholders' Equity	$500	$-

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Operation

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007

Operating Expenses
General and Administrative	$29,443	$18,146	$1,042,688
Impairment of Manufacturing Equipment	-	98,931	198,931
Loss on Sale of Asset	-	-	7,491
Research and Development	-	-	331,459
Professional Fees	33,763	13,722	99,255

Total Operating Expenses	63,206	130,799	1,679,824

(Loss) from Operations	(63,206)	(130,799)	(1,679,824)

Other Income (Expenses)
Other Income			6,654
Gain on Write-Off of Debt			230,000
Interest Expense	-	-	(140,683)

Net Income/(Loss)	$(63,206)	$(130,799)	$(1,583,853)

Basic (Loss) per Share	$(0.01)	$(0.02)	$(0.39)
Diluted (Loss) per Share	$(0.01)	$(0.02)	$(0.39)

Basic and Diluted Weighted Average
Number of Shares Outstanding	11,385,991	6,543,131	4,050,417

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Cash Flows

			March 22, 1993
			(Inception) to
	Year Ended December 31,		December 31,
	2007	2006	2007
Operating Activities:
Net Profit / (Loss)	$(63,206)	$(130,799)	$(1,583,853)
Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	2,141	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	98,930	198,931
Common Stock issued for Service	41,400	12,400	225,000
Contributed Services			660,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	750	-	750
Increase/(Decrease) in Accrued Liabilities	-	-	24,183

Net Cash (Used) by Operating Activities	(21,056)	(17,328)	(441,953)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	21,556	17,328	215,548
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	21,556	17,328	674,420

Net Increase/(Decrease) in Cash	500	-	500

Cash, Beginning of Period	-	-	-

Cash, End of Period	$500	$-	$500

Supplemental Information:
Interest Paid	$-	$11,500	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$98,930	$206,422
Contributed Capital	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$333,175	$333,175
Stock issued in lieu of cash for service	$41,400	$12,400	$225,000

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Stockholders' Deficit
From 22-Mar-1993 (Inception) to 31-December-2007

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000

Restated Statements of Stockholders' Deficit  - continued

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Restated Statements of Stockholders' Deficit - continued

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Contributed capital for Service					660,000			660,000

Net Income / (Loss)							113,674	113,674

Balance, December 31, 2005			3,679,605	3,679	1,171,393	-	(1,389,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
conversion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

Balance, December 31, 2006			10,659,449	10,659	1,509,988	-	(1,520,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	$12,327	$1,549,720	$-	$(1,583,853)	$(21,806)

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

Earnings/(Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of December 31, 2007 and 2006, the Company had 300,000 in common stock purchase warrants outstanding as common stock equivalents.

These common stock warrants could potentially dilute basic Earnings Per Share (EPS) in the future but because the conversion price is in excess of the market price were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

NOTE 3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $1,583,853 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

Warrants and Options

Information relating to warrant activity follows:

Warrants Outstanding at December 31, 2004	1,169,844
Less: Warrants Exercised	-
Less: Warrants Expired	-

Total Warrants outstanding at December 31, 2005	1,169,844

Less: Warrants Exercised	869,844
Less: Warrants Expired	-

Total Warrants outstanding at December 31, 2006	300,000

Less: Warrants Exercised	-
Less: Warrants Expired	-

Total Warrants outstanding at December 31, 2007	300,000

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

NOTE 4.    STOCKHOLDERS’ EQUITY - continued

On December 31, 2007, the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

	Warrants	Exercise	Expiration
	Outstanding	Price	Date

	140,000	$0.50	19-Oct-2008
	160,000	$0.50	8-Apr-2001

Total	300,000

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

As of December 31, 2005, total principle and accrued interest on the notes was $230,000.  Because no collection demands had been made by the holders of the notes during the six years following the maturity date of the notes to December 31, 2005, the Company was advised that any claim by a note-holder would be barred by the statute of limitations under Arizona law. Accordingly the Company wrote off its liability on the notes as of December 31, 2005, and recorded a gain on write-off debt of $230,000 at December 31, 2005.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $348,448 as of December 31, 2007 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,583,853 the total valuation allowance is a comparable $348,448.

The provision for income taxes for the period ended December 31, 2007 and 2006 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

Year Ended December 31,	2007	2006
Deferred Tax Asset	$13,905	$28,776
Valuation Allowance	(13,905)	(28,776)
Current Taxes Payable	0.00	0.00
Income Tax Expense	$0.00	$0.00

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2006	130,798	2026
2007	63,206	2027
Total	$1,583,853

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

NOTE 11.          RESTATED FINANCIALS

The Company has restated its December 31, 2007 and 2006 and Inception to Date financial statements as follows:

Balance Sheets

Corrected typographical error in commons shares reported as issued and outstanding on December 31, 2007 from 12,327,805 shares to 12,327,449 shares consistent with the Statement of Stockholders equity.  Summary of adjustments follows:

	Originally		Affect of
2007	Reported	As Adjusted	Change	Notes
Current Assets
Cash	$500	$500	$-
Equipment	-	-	-
Total Assets	$500	$500	$-

Current Liabilities
Accounts Payable	$750	$750	$-
Deferred Compensation	-	-	-
Loans Payable	21,556	21,556	-
Total Liabilities	22,306	22,306	-

Stockholders' Equity
Common Stock	12,327	12,327	-
Paid in Capital	889,720	1,549,720	660,000	(a)
Accumulated Deficit	(923,853)	(1,583,853)	(660,000)	(a)
Total Equity	(21,806)	(21,806)	-

Total Liabilities and Equity	$500	$500	$-

Notes:
(a) This is a 2005 adjustment that restates gains for forgiveness of related party debts to contributed capital for services rendered.

2006
Current Assets
Cash	$-	$-	$-
Equipment	-	-	-
Total Assets	$-	$-	$-

Current Liabilities
Accounts Payable	$-	$-	$-
Total Liabilities	-	-	-

Stockholders' Equity
Common Stock	10,659	10,659	-
Paid in Capital	849,988	1,509,988	660,000	(a)
Accumulated Deficit	(860,647)	(1,520,647)	(660,000)	(a)
Total Equity	-	-	-

Total Liabilities and Equity	$-	$-	$-

Notes:
(a) This is a 2005 adjustment that restates gains for forgiveness of related party debts to contributed capital for services rendered.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

NOTE 11.          RESTATED FINANCIALS - continued

2005
Current Assets
Cash	$-	$-	$-
Equipment	101,071	101,071	-
Total Assets	$101,071	$101,071	$-

Current Liabilities
Accounts Payable	$-	$-	$-
Deferred Compensation	139,182	139,182	-
Loans Payable	176,665	176,665	-
Total Liabilities	315,847	315,847	-

Stockholders' Equity
Common Stock	3,679	3,679	-
Paid in Capital	511,393	1,171,393	660,000	(a)
Accumulated Deficit	(729,848)	(1,389,848)	(660,000)	(a)
Total Equity	(214,776)	(214,776)	-

Total Liabilities and Equity	$101,071	$101,071	$-

Notes:
(a) This is a 2005 adjustment that restates gains for forgiveness of related party debts to contributed capital for services rendered.

Statements of Operations

	Originally		Affect of
	Reported	As Adjusted	Change	Notes
2006
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	18,146	18,146	-
Interest Expense	-	-	-
Impairment	-	98,931	98,931	(a)
Research and Development	-	-	-
Professional Fees	13,722	13,722	-
Total Operating Expense	31,868	130,799	98,931

Operating (Loss)	(31,868)	(130,799)	(98,931)

Other Income (Expense)
Other Income	-	-	-
Loss on Sale of Asset	-	-	-
Interest Expense	-	-	-
Impairment of Manufacturing
Equipment	(98,931)	-	98,931	(a)
Total Loss	$(130,799)	$(130,799)	$-

Notes:
(a) This is presentation adjustment to report impairment as an operating expense instead of an other expense.

ITD
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	1,042,688	1,042,688	-
Interest Expense	140,683	-	(140,683)	(a)
Impairment	-	198,931	198,931	(b)
Loss on Sale of Asset	-	7,491	7,491	(c)
Research and Development	331,459	331,459	-
Professional Fees	99,255	99,255	-
Total Operating Expense	1,614,085	1,679,824	65,739

Operating (Loss)	(1,614,085)	(1,679,824)	(65,739)

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

NOTE 11.          RESTATED FINANCIALS - continued

Extraordinary Items
Gain on Write-Off of Debt	230,000	-	(230,000)	(d)
Gain on Write-down of
Deferred Compensation	660,000	-	(660,000)	(e)
Other Income (Expense)
Other Income	6,654	6,654	-
Loss on Sale of Asset	(7,491)	-	7,491	(c)
Gain on Write-Off of Debt		230,000	230,000	(d)
Interest Expense		(140,683)	(140,683)	(a)
Impairment of Manufacturing			-
Equipment	(198,931)	-	198,931	(b)
Total Loss	$(923,853)	$(1,583,853)	$(660,000)	(e)

Notes:
(a) This is a presentation adjustment to correctly classify interest expense as an other expense.
(b) This is presentation adjustment to correctly classify impairment as an operating expense instead of an other expense.
(c) This is a presentation adjustment to correctly classify loss on sale of asset as an operation expense.
(d) This a presentation adjustment to correctly classify Gain on Write-Off of debt as other expense not an extraordinary item.
(e) This adjustment removes the reported gain resulting from forgiveness of related party accrued compensation to contributed capital.

Statements of Stockholders’ (Deficit)

	Common
	Shares	Par	Paid In	Accumulated	Total
	Issued	Value	Capital	Deficit	Equity
2007
Origionally Reported	12,327,449	$12,327	$889,720	$(923,853)	$(21,806)
As Restated	12,327,449	12,327	1,549,720	(1,583,853)	(21,806)
Affect of Change	-	$-	$660,000	$(660,000)	$-
			(a)	(a)

2006
Origionally Reported	10,659,449	$10,659	$849,988	$(860,647)	$-
As Restated	10,659,449	10,659	1,509,988	(1,520,647)	-
Affect of Change	-	$-	$660,000	$(660,000)	$-
			(a)	(a)

ITD
Origionally Reported	12,327,449	$12,327	$889,720	$(923,853)	$(21,806)
As Restated	12,327,449	12,327	1,549,720	(1,583,853)	(21,806)
Affect of Change	-	$-	$660,000	$(660,000)	$-
			(a)	(a)

Note:
(a) This adjustment reclassifies the reported gain resulting from forgiveness of non-cash related party accrued compensation as contributed capital.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2007 and 2006)
(AS RESTATED)

NOTE 11.          RESTATED FINANCIALS - continued

Statements of Cash Flows

	Originally		Affect of
ITD to 31-Dec-2007	Reported	As Adjusted	Change	Notes
Operating Activities
Net Profit/(Loss)	$(923,853)	$(1,583,853)	$(660,000)	(a)
Adjustments to reconcile to cash
Depreciation	25,545	25,545	-
Loss on Sale of Asset	7,491	7,491	-
Impairment	198,931	198,931	-
Stock issued for Service	225,000	225,000	-
Gain on Write-off of Debt	(230,000)	-	230,000	(b)
Gain on write-down of		-	-
Accrued Liabilities	(660,000)	-	660,000	(b)
Contributed Services		660,000	660,000	(a)
Changes in Assets and Liabilities			-
Increase in Accounts Payable	750	750	-
Increase in Accrued Liabilities	914,183	24,183	(890,000)	(b)
Net Cash (Used) by Operating Activities	(441,953)	(441,953)	-

Investment Activities:
Equipment Purchase	(17,858)	(17,858)	-
Manufacturing Equipment Purchase	(214,109)	(214,109)	-
Cash (Used) by Investment Activities	(231,967)	(231,967)	-

Financing Activities:
Net Proceeds from loans-Related Parties	215,548	215,548	-
Proceeds from Convertible Notes	200,000	200,000	-
Proceeds from sale of Common Stock	258,872	258,872	-
Cash Provided by Financing Activities	674,420	674,420	-

Net Increase/(Decrease) in Cash	500	500	-
Cash, Beginning of Period	-	-	-

Cash, End of Period	$500	$500	$-

Notes:
(a) This adjustment results from reversing the reported gain on the write-off of the accumulated related party compensation thereby increasing net loss by $660,000 accordingly, like other non-cash expenses this expense is removed to reconcile net loss to cash.
(b) This adjustment reverses the incorrectly reported gains and accrued liabilities.

Footnotes to Audited Statements

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

ITEM 8A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in  accordance with authorizations of our management and directors: and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of December 31, 2007 our internal control over financial reporting was ineffective.

The determination of ineffective internal control over financial reporting is primarily due to a lack of separation of duties and accounting staff.  Our entire financial management is comprised of one individual.  It is impossible to create a system of checks and balances with oversight in this circumstance.  The lack of separation of duties and accounting staff has resulted in several restatements of our financial statements.  This is primarily due to the fact that we did not dedicate the proper resources to researching some complex accounting issue that arose during reporting period.  It is management’s intention to bring additional people into the management team.  Once there are more members of management, responsibilities can be divided and oversight roles created.  This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Internal Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8A.          CONTROLS AND PROCEDURES - continued

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review.  We attribute all of the identified weaknesses to the formative stage of our organizational development.  We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate.  We intend to address the procedural and control issues by adding more formalized accounting procedures and accounting staff.

ITEM 8B.          CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB/A.

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

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14	Code of Ethics (2)

23	Consent of Independent Auditor

31	Certification pursuant to Section 302 of the Sarbanes-Oxley At of 2002

32	Certification pursuant to Title 18 Section 1350

(1)	Incorporated by reference to our Form 10SB (SEC File No. 333-151309).

(2)	Incorporated by reference to our Form 10KSB filed on March 28, 2008.

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

CRC CRYSTAL RESEARCH CORPORATION

Date: October 31, 2008	By:	/s/ Dr. Kiril Pandelisev
Dr. Kiril Pandelisev
President, Chief Executive Officer,
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2008	By:	/s/ Dr. Kiril Pandelisev
President, Chief Executive Officer,
and Director