Form 10-Q/A
period 2008-03-31
CRC CRYSTAL RESEARCH CORP
filed 2008-10-31
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-Q/ SECOND AMENDED

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

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Balance Sheets
(Unaudited)
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

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on March 31,
2008 and December 31, 2007 is
12,955,270 and 12,327,449 shares
respectively	12,955	12,327

Paid in Capital	2,176,913	1,549,720
Accumulated Deficit During
Development Stage	(1,598,142)	(1,583,853)

Total Stockholders' Equity	591,726	(21,806)

Total Liabilities and Stockholders' Equity	$630,271	$500

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Operation
(Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Operating Expenses
General and Administrative	$2,906	$540	$1,045,594
Impairment of Manufacturing Equipment	-	-	198,931
Patent Maintenance	1,955		1,955
Loss on Sale of Asset	-	-	7,491
Research and Development	-	-	331,459
Professional Fees	9,428	8,000	108,683

Total Expenses	14,289	8,540	1,694,113

(Loss) from Operations	(14,289)	(8,540)	(1,694,113)

Other Income (Expenses)
Other Income	-	-	6,654
Gain on Write-Off of Debt			230,000
Interest Expense			(140,683)
Net Income/(Loss)	$(14,289)	$(8,540)	$(1,598,142)

Basic (Loss) per Share	$(0.00)	$(0.00)	$(0.39)
Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.39)

Basic and Diluted Weighted Average
Number of Shares Outstanding	12,327,449	7,580,668	4,050,417

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Stockholders' Deficit
(Unaudited)

From 22-Mar-1993 (Inception) to 31-March-2008

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736

Restated Statements of Stockholders' Deficit  - continued

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Restated Statements of Stockholders' Deficit - continued

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity

Contributed capital					660,000			660,000

Net Income / (Loss)							113,674	113,674

Balance, December 31, 2005			3,679,605	3,679	1,171,393	-	(1,389,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
convertion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

Balance, December 31, 2006			10,659,449	10,659	1,509,988	-	(1,520,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	12,327	1,549,720	-	(1,583,853)	(21,806)

Common shares issued to acquire
Assets	31-Mar-08		627,821	628	627,193			627,821

Net Income / (Loss)							(14,289)	(14,289)

Balance, March 31, 2008			12,955,270	$12,955	$2,176,913	$-	$(1,598,142)	$591,726

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Cash Flow
(Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2008	2007	2008

Operating Activities:

Net Profit / (Loss)	$(14,289)	$(8,540)	$(1,598,142)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	-	198,931
Common Stock issued for Service	-	-	225,000
Contributed Services			660,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	1,955	-	2,705
Increase/(Decrease) in Accrued Liabilities	-	-	24,183

Net Cash (Used) by Operating Activities	(12,334)	(8,540)	(454,287)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	14,284	8,540	229,832
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	14,284	8,540	688,704

Net Increase/(Decrease) in Cash	1,950	-	2,450

Cash, Beginning of Period	500	-	-

Cash, End of Period	$2,450	$-	$2,450

Supplemental Information:
Interest Paid	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$206,422
Stock issued for Purchase of Assets	$627,821	$-	$627,821
Contributed Capital	$-	$-	$890,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175
Stock issued in lieu of cash for service	$-	$-	$225,000

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

Earnings/(Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of March 31, 2008 and December 31, 2007, the Company had 300,000 in common stock purchase warrants outstanding as common stock equivalents, respectively.

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

On March 31, 2008 the Company purchased the following crystal growth and materials purification equipment from SCT, LLC.  The equipment was valued at the actual cost incurred by SCT, LLC (the predecessor related party) in the procurement and development of these assets.

Because these are custom made assets the Company believes that the replacement cost of these assets would be greater today so no impairment was taken.  SCT, LLC agreed to accept 627,821 common shares for the assets purchased.  These assets will be depreciated over their estimated useful lives of 7 years.  The assets purchased follow:

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

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0, and $331,459 during the three months ended March 31, 2008 and the period from inception through December 31, 2007, respectively.

NOTE 3.                 GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $1,598,142 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

All exercise prices and share amounts have been adjusted to account for a 4:1 stock split affected on June 10, 2006.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $351,591 as of December 31, 2007 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,598,142 the total valuation allowance is a comparable $351,591.

The provision for income taxes for the period ended December 31, 2007 and 2006 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

March 31,
2008
Deferred Tax Asset	$3,144
Valuation Allowance	(3,144)
Current Taxes Payable	-

Income Tax Expense	$-

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2006	130,798	2026
2007	63,206	2027
YTD 2008	14,289	2028

Total	$1,598,142

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

NOTE  9.                THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) SFAS 157-163 and their effect on the Company.

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

The adoption of this new Statement has not had a material effect on the Company’s current financial position, results or operations, or cash flows.

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

The adoption of this new Statement has no material effect on the Company’s current financial position, results or operations, or cash flows.

Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.

Adoption of this pronouncement has not had a material effect on the Company’s consolidated financial statements.

Statement No. 141 (revised 2007) – Business Combinations

In December 2007, the FASB revised SFAS No. 141 (revised 2007), Business Combinations.  This revision changes the way the minority interest in a company is measured, recorded and reported in the parent companies financial statements to the end that a statement user can better evaluate the nature and financial effects of the business combination.  The Company will adopt this statement beginning March 1, 2009.

It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE  9.                THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS - continued

Statement No. 161 – Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB No. 133

In March 2008, the FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Statement No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards.

SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Statement No. 163 – Accounting for Financial Guarantee Insurance Contracts – and interpretation of FASB Statement No. 60

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 11.               RESTATED FINANCIALS

The Company has restated its March 31, 2008 and December 31, 2007 financial statements as follows:

Balance Sheets

We corrected a typographical error of the commons shares reported as issued and outstanding on December 31, 2007 from 12,327,805 shares to 12,327,449 shares consistent with the Statement of Stockholders equity.  The following adjustments we also made for the periods indicated:

	Originally		Affect of
Quarter Ended 3/31/2008	Reported	As Adjusted	Change	Notes
Current Assets
Cash	$2,450	$2,450	$-
License	50,000	-	(50,000)	(a)
Equipment - Net	627,821	627,821	-
Total Assets	$680,271	$630,271	$(50,000)	(a)

Current Liabilities
Accounts Payable	$750	$2,705	$1,955	(b)
Notes Payable	50,000	-	(50,000)	(a)
Loans Payable	35,840	35,840	-
Total Liabilities	86,590	38,545	(48,045)

Stockholders' Equity
Common Stock	12,955	12,955	-
Paid in Capital	1,516,913	2,176,913	660,000	(c)
Accumulated Deficit	(936,187)	(1,598,142)	(661,955)	(b)(c)
Total Equity	593,681	591,726	(1,955)	(b)

Total Liabilities and Equity	$680,271	$630,271	$(50,000)	(a)

Notes:
(a) This adjustment reversed the patent license purchased from a related party.
(b) This adjustment records accounts payable for patent license maintenance fees.
(c) This ia a 2005 adjustment that restates gains for forgiveness of related party debts to contributed capital for services rendered.

2007
Current Assets
Cash	$500	$500	$-
License	-	-	-
Equipment	-	-	-
Total Assets	$500	$500	$-

Current Liabilities
Accounts Payable	$750	$750	$-
Notes Payable	-	-	-
Loans Payable	21,556	21,556	-
Total Liabilities	22,306	22,306	-

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

Notes:
(a) This ia a 2005 adjustment that restates gains for forgiveness of related party debts to contributed capital for services rendered.

Statements of Operations

The Company’s statements of operations were restated as follows:

	Originally		Affect of
	Reported	As Adjusted	Change	Notes
Quarter Ended 31-Mar-2008
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	2,906	2,906	-
Interest Expense	-	-	-
Impairment	-	-	-
Patent Maintenance	-	1,955	1,955	(a)
Loss on Sale of Asset	-	-	-
Research and Development	-	-	-
Professional Fees	9,428	9,428	-
Total Operating Expense	12,334	14,289	1,955

Operating (Loss)	(12,334)	(14,289)	(1,955)

Extraordinary Items
Gain on Expiration of Debt	-	-	-
Gain on Write-down of
Deferred Compensation	-	-	-
Other Income (Expense)
Other Income	-	-	-
Loss on Sale of Asset	-	-	-
Interest Expense		-	-
Impairment of Manufacturing			-
Equipment	-	-	-
Total Loss	$(12,334)	$(14,289)	$(1,955)	(a)

Notes:
(a) This adjustment results from recording accounts payable for patent license maintenance fees not previously recorded.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 11.               RESTATED FINANCIALS - continued

ITD to 31-Mar-2008
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	1,045,594	1,045,594	-
Interest Expense	140,683	-	(140,683)	(a)
Impairment	-	198,931	198,931	(b)
Patent Maintenance	-	1,955	1,955	(c)
Loss on Sale of Asset	-	7,491	7,491	(d)
Research and Development	331,459	331,459	-
Professional Fees	108,683	108,683	-
Total Operating Expense	1,626,419	1,694,113	67,694

Operating (Loss)	(1,626,419)	(1,694,113)	(67,694)

Extraordinary Items
Gain on Expiration of Debt	230,000	-	(230,000)	(e)
Gain on Write-down of
Deferred Compensation	660,000	-	(660,000)	(f)
Other Income (Expense)
Other Income	6,654	6,654	-
Gain on Write-Off of Debt		230,000	230,000	(e)
Loss on Sale of Asset	(7,491)	-	7,491	(d)
Interest Expense		(140,683)	(140,683)	(a)
Impairment of Manufacturing			-
Equipment	(198,931)	-	198,931	(b)
Total Loss	$(936,187)	$(1,598,142)	$(661,955)	(c)(f)

Notes:
(a) This is a presentation adjustment to correctly classify interest expense as an other expense.
(b) This is presentation adjustment to correctly classify impairment as an operating expense instead of an other expense.
(c) This adjustment results from recording accounts payable for patent license maintenance fees not previously reported.
(d) This is a presentation adjustment to correctly classify loss on sale of asset as an operation expense.
(e) This adjustment reclassifies the gain on write-off or expired debt from an extraordinary item to other income.
(f) This adjustment reclassifies the reported gain resulting from forgiveness of related party accrued compensation to contributed capital thereby increasing of ITD loss.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 11.               RESTATED FINANCIALS - continued

Statements of Stockholders Deficit

	Common
	Shares	Par	Paid In	Accumulated	Total
	Issued	Value	Capital	Deficit	Equity
ITD 31-Mar-2008
Originally Reported	12,955,270	$12,955	$1,516,913	$(936,187)	$593,681
As Restated	12,955,270	$12,955	$2,176,913	$(1,598,142)	$591,726
Affect of Change	-	$-	$660,000	$(661,955)	$(1,955)
			(a)	(a)(b)	(b)
Note:
(a) This adjustment reclassifies the 2005 reported gain resulting from forgiveness of related party accrued compensation to contributed capital.
(b) This adjustment results from recording accounts payable for patent license maintenance fees not previously reported.

Statements of Cash Flows

	Originally	As	Affect of
Period Ended 31-Mar-2008	Reported	Adjusted	Change	Notes
Operating Activities:
Net Profit/(Loss)	$(12,334)	$(14,289)	$(1,955)
Changes in Assets and Liabilities
(Increase) in Assets	(50,000)	-	50,000	(a)
Increase in Accounts Payable	-	1,955	1,955	(b)
Increase in Accrued Liabilities	-	-	-
Net Cash (Used) by Operating Activities	(62,334)	(12,334)	50,000	(a)

Financing Activities:
Net Proceeds from loans-Related Parties	14,284	14,284	-
Notes Payable - License Fee	50,000		(50,000)	(a)
Proceeds from sale of Common Stock	-	-	-
Cash Provided by Financing Activities	64,284	14,284	(50,000)	(a)

Net Increase/(Decrease) in Cash	1,950	1,950	-
Cash, Beginning of Period	500	500	-

Cash, End of Period	$2,450	$2,450	$-

Notes:
(a) This adjustment reversed the patent license purchased from a related party.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(AS RESTATED)

NOTE 11.               RESTATED FINANCIALS - continued

Inception to 31-Mar-2008
Operating Activities
Net Profit/(Loss)	$(1,828,142)	$(1,598,142)	$230,000	(a)
Adjustments to reconcile to cash
Depreciation	25,545	25,545	-
Loss on Sale of Asset	7,491	7,491	-
Impairment	198,931	198,931	-
Stock issued for Service	225,000	225,000	-
Contributed Services	890,000	660,000	(230,000)	(a)
Changes in Assets and Liabilities			-
Increase in Accounts Payable	750	2,705	1,955	(b)
Increase in Accrued Liabilities	24,183	24,183	-
Net Cash (Used) by Operating Activities	(456,242)	(454,287)	1,955	(b)

Investment Activities:
Equipment Purchase	(17,858)	(17,858)	-
Manufacturing Equipment Purchase	(841,930)	(214,109)	627,821	(c)
Cash (Used) by Investment Activities	(859,788)	(231,967)	627,821	(c)

Financing Activities:
Net Proceeds from loans-Related Parties	231,787	229,832	(1,955)	(b)
Common Stock Issued - Asset Purchase	627,821	-	(627,821)	(c)
Proceeds from Convertible Notes	200,000	200,000	-
Proceeds from sale of Common Stock	258,872	258,872	-
Cash Provided by Financing Activities	1,318,480	688,704	(629,776)	(b)(c)

Net Increase/(Decrease) in Cash	2,450	2,450	-
Cash, Beginning of Period	-	-	-

Cash, End of Period	$2,450	$2,450	$-

Notes:
(a) This adjustment reclassifies reported contributed capital for write-off expired debt to a gain for the write off of the debt.
(b) This is a reclassification of accounts payable that were classified previously as related party loans.
(c) This is a presentation adjustment eliminating the non-cash purchase of assets made by the issue of stock.

Notes to Audited Statements

A Note 6 entitled “CONVERTIBLE NOTES” was added to disclose the conversion and write-off of convertible notes.

Note 11 “RESTATED FINANCIALS” was revised to show corrections in table format.

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

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three months ended March 31, 2008 and 2007.

Net Income.  The Company generated a net loss of ($14,289) in the three months ended March 31, 2008, as compared to a net loss of ($8,540) in the three months ended March 31, 2007.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of March 31, 2008, the Company had negative net working capital of ($36,095), as compared to a negative net working capital of ($21,806) at December 31, 2007.  At March 31, 2008, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of March 31, 2008 our internal control over financial reporting was ineffective.

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

Item 4.  Disclosure Controls and Procedures. - continued

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

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

(b)	Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Impact of Restatement on controls and procedures.

Our Certifying Officers reviewed the changes made in our restatement and find that the net equity of the Company only changed by $1,955 which was the result of a billing received after the end of the quarter for services rendered during the first quarter.  Because the Company was restating the financials it was determined to adjust the current period financials.  Other adjustments are presentation adjustments (adjustments that do not impact the “bottom line”) accordingly the Certifying Officers believe the ineffective controls have had minimal impact on the financial statements.

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

CRC CRYSTAL RESEARCH CORPORATION

Date: October 31, 2008	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)

3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)

4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)

10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.