Form 10-Q/A
period 2008-06-30
CRC CRYSTAL RESEARCH CORP
filed 2008-10-31
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-Q
FIRST AMENDED

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of June 30, 2008, the Registrant had outstanding 13,370,270 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

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

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on March 31,
2008 and December 31, 2007 is
13,370,270 and 12,327,449 shares
respectively	13,370	12,327

Paid in Capital	2,197,248	1,549,720
Accumulated Deficit During
Development Stage	(1,643,459)	(1,583,853)

Total Stockholders' Equity	567,159	(21,806)

Total Liabilities and Stockholders' Equity	$629,943	$500

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Operation
(Unaudited)

					March 22, 1993
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating Expenses
General and Administrative	$38,080	$1,402	$40,986	$1,942	$1,094,174
Impairment of Manufacturing
Equipment	-	-	-	-	198,931
Loss on Sale of Asset	-	-	-	-	7,491
Patent Maintenance	5,115		7,070		7,070
Research and Development	-	-	-	-	331,459
Professional Fees	2,122	19,168	11,550	27,168	100,305

Total Expenses	45,317	20,570	59,606	29,110	1,739,430

(Loss) from Operations	(45,317)	(20,570)	(59,606)	(29,110)	(1,739,430)

Other Income (Expenses)
Other Income	-	-	-	-	6,654
Gain on Write-Off of Debt					230,000
Interest Expense	-	-	-	-	(140,683)

Net Income/(Loss)	$(45,317)	$(20,570)	$(59,606)	$(29,110)	$(1,643,459)

Basic and Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.38)

Weighted Average Basic and Diluted
Number of Shares Outstanding	13,073,841	10,832,526	12,700,645	10,746,466	4,297,838

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Stockholders' Deficit
(Unaudited)

From 22-Mar-1993 (Inception) to 30-June-2008
							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000

Restated Statements of Stockholders' Deficit - continued

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Restated Statements of Stockholders' Deficit - continued

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity

Contributed service					660,000			660,000

Net Income / (Loss)							113,674	113,674

Balance, December 31, 2005			3,679,605	3,679	1,171,393	-	(1,389,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
conversion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

Balance, December 31, 2006			10,659,449	10,659	1,509,988	-	(1,520,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	12,327	1,549,720	-	(1,583,853)	(21,806)

Common shares issued to acquire
Assets	31-Mar-08	$1.00	627,821	628	627,193			627,821
Common shares issued for services	04-Jun-08	$0.05	415,000	415	20,335			20,750

Net Income / (Loss)							(59,606)	(59,606)

Balance, June 30, 2008			13,370,270	$13,370	$2,197,248	$-	$(1,643,459)	$567,159

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)

Restated Statements of Cash Flow
(Unaudited)

					March 22, 1993
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
Operating Activities:
Net Profit / (Loss)	$(45,317)	$(20,570)	$(59,606)	$(29,110)	$(1,643,459)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	-	-	25,545
Loss on Sale of Asset	-	-	-	-	7,491
Impairment of Manufacturing Equipment	-	-	-	-	198,931
Common Stock issued for Service	20,750	-	20,750	10,500	245,750
Contributed Services					660,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	5,865	750	7,820	8,150	6,615
Increase/(Decrease) in Accrued Liabilities	-	-	-	-	24,183

Net Cash (Used) by Operating Activities	(18,702)	(19,820)	(31,036)	(10,460)	(474,944)

Investment Activities:
Equipment Purchase	-	-	-	-	(17,858)
Manufacturing Equipment Purchase		-	-	-	(214,109)

Cash Used by Investment Activities	-	-	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	18,374	19,820	32,658	10,460	250,161
Proceeds from Series A Convertible Notes	-	-	-	-	200,000
Proceeds from sale of Common Stock	-	-	-	-	258,872

Cash Provided by Financing Activities	18,374	19,820	32,658	10,460	709,033

Net Increase/(Decrease) in Cash	(328)	-	1,622	-	2,122

Cash, Beginning of Period	2,450	-	500	-	-

Cash, End of Period	$2,122	$-	$2,122	$-	$2,122

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-	$-	$-
Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$-	$-	$206,422
Stock issued for Purchase of Assets	$-	$-	$627,821	$-	$627,821
Contributed Capital	$-	$-	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$-	$-	$333,175
Stock issued in lieu of cash for service	$20,750	$-	$20,750	$-	$245,750

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 1.                      GENERAL ORGANIZATION AND BUSINESS

CRC Crystal Research Corporation (“CRC Arizona”) was organized in the state of Arizona on March 22, 1993.  CRC Arizona had difficulty obtaining sufficient capital to maintain operations and ceased active operations in 1999.  In June, 2006, CRC Arizona’s board approved a plan to reincorporate in the State of Nevada.  CRC Arizona completed the reincorporation by filing of Articles of Merger with the States of Arizona and Nevada on September 21, 2006, which affected the merger of the CRC Arizona with and into CRC Crystal Research Corporation (“CRC Nevada”), a Nevada corporation.  Prior to filing the Articles of Merger, CRC Nevada was a wholly-owned subsidiary of CRC Arizona.   CRC Arizona and CRC Nevada shall be referred to collectively as the “Company.”

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

Earnings/(Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of June 30, 2008 and December 31, 2007, the Company had 300,000 in common stock purchase warrants outstanding as common stock equivalents, respectively.

These common stock warrants could potentially dilute basic Earnings Per Share (EPS) in the future but because the conversion price is in excess of the market price were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

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

On March 31, 2008 the Company purchased the following crystal growth and materials purification equipment from SCT, LLC. The equipment was valued at fair market value, which is also the actual cost incurred by SCT, LLC (the predecessor related party) in the procurement and development of these assets.

Because these are custom made assets, and have had minimal use, the Company believes that the replacement cost of these assets would be greater than the recorded value; as such no impairment was taken.  SCT, LLC agreed to accept 627,821 common shares for the assets purchased.  These assets will be depreciated over their estimated useful lives of 7 years.  The assets purchased follow:

Asset	Cost

Purification Stations - Qty 3
Including Spare Parts and Materials	$593,486
Generator	3,256
Converters - Qty 2	8,500
Gas Cabinet	2,579

Total	$627,821

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE  2.                      SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Outstanding Warrants

As of June 30, 2008 the Company has 300,000 outstanding warrants to purchase common stock.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0, and $331,459 during the period ended June 30, 2008 from inception through June 30, 2008, respectively.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $1,643,459 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.                      STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of December 31, 2006, there were 10,659,449 shares of common stock outstanding, and no shares of preferred stock outstanding.   On June 10, 2006, the Company affected a four for one stock split.  All share amounts herein are adjusted to give effect to the stock split.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

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

The Company issued 1,042,821 shares of common stock during the period ended June 30, 2008 as follows:

•
On March 31, 2008 the Company issued 627,821 common shares to acquire certain crystal growth and material purification assets valued at $627,821 from SCT, LLC.  The assets were valued at the actual cost to the predecessor related party and the number of shares issued are the number of shares negotiated.

•
On June 4, 2008 the company issued 300,000 common shares at $0.05 for consulting services of $15,000; 110,000 Common Shares at $0.05 for $5,500 executive compensation and 5,000 common shares at $0.05 for $250 bookkeeping services.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 4.                      STOCKHOLDERS’ EQUITY - continued

On June 30, 2008 the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 5.                      RELATED PARTY PAYABLES - continued

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 6.                      CONVERTIBLE NOTES - continued

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $361,561 as of June 30, 2008 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,643,459 the total valuation allowance is a comparable $361,561.

The provision for income taxes for the period ended June 30, 2008 and December 31, 2007 and 2006 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

June 30,
2008
Deferred Tax Asset	$13,113
Valuation Allowance	(13,113)
Current Taxes Payable	-

Income Tax Expense	$-

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2006	130,798	2026
2007	63,206	2027
2008	59,606	2028

Total	$1,643,459

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 8.                      USE OF PATENTS LICENSE, COMMITMENTS AND CONTINGENCIES - continued

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE  9.                      THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS - continued

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 11.                    RESTATED FINANCIALS

The Company has restated its March 31, 2008 and December 31, 2007 financial statements as follows:

Balance Sheets

We corrected a typographical error of the commons shares reported as issued and outstanding on June 30, 2008 from 12,955,270 shares to 13,370,270 shares consistent with the Statement of Stockholders equity.

The following presentation adjustments were made to the balance sheet for the periods stated:

	Originally		Affect of
Quarter Ended 30-Jun-2008	Reported	As Adjusted	Change	Notes
Current Assets
Cash	$2,122	$2,122	$-
License	-	-	-
Equipment - Net	627,821	627,821	-
Total Assets	$629,943	$629,943	$-

Current Liabilities
Accounts Payable	$8,570	$8,570	$-
Notes Payable	-	-	-
Loans Payable	54,214	54,214	-
Total Liabilities	62,784	62,784	-

Stockholders' Equity
Common Stock	13,370	13,370	-
Paid in Capital	2,427,248	2,197,248	(230,000)	(a)
Accumulated Deficit	(1,873,459)	(1,643,459)	230,000	(a)
Total Equity	567,159	567,159	-

Total Liabilities and Equity	$629,943	$629,943	$-

Notes:
(a) This ia a 2005 adjustment that reclassifies a $230,000 write-off of expired debt as a gain instead of contributed services.

2007
Current Assets
Cash	$500	$500	$-
License	-	-	-
Equipment	-	-	-
Total Assets	$500	$500	$-

Current Liabilities
Accounts Payable	$750	$750	$-
Notes Payable	-	-	-
Loans Payable	21,556	21,556	-
Total Liabilities	22,306	22,306	-

Stockholders' Equity
Common Stock	12,327	12,327	-
Paid in Capital	1,779,720	1,549,720	(230,000)	(a)
Accumulated Deficit	(1,813,853)	(1,583,853)	230,000	(a)
Total Equity	(21,806)	(21,806)	-

Total Liabilities and Equity	$500	$500	$-

Notes:
(a) This ia a 2005 adjustment that reclassifies a $230,000 write-off of expired debt as a gain instead of contributed services.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 11.                       RESTATED FINANCIALS - continued

Statements of Operations

The following presentation adjustments were made to our Statements of Operations for the listed period:

	Originally		Affect of
	Reported	As Adjusted	Change	Notes
ITD to 30-Jun-2008
Revenue	$-	$-	$-

Operating Expenses
General and Administrative	1,094,174	1,094,174	-
Impairment	198,931	198,931	-
Patent Maintenance	7,070	7,070	-
Loss on Sale of Asset	-	7,491	7,491	(a)
Research and Development	331,459	331,459	-
Professional Fees	100,305	100,305	-
Total Operating Expense	1,731,939	1,739,430	7,491

Operating (Loss)	(1,731,939)	(1,739,430)	(7,491)

Other Income (Expense)
Other Income	6,654	6,654	-
Loss on Sale of Asset	(7,491)	-	7,491	(a)
Gain on Write-Off of Debt		230,000	230,000	(b)
Interest Expense	(140,683)	(140,683)	-

Total Loss	$(1,873,459)	$(1,643,459)	$230,000	(b)

Notes:
(a) This is a 2005 presentation adjustment to correctly classify loss on sale of asset as an operation expense instead of an other expense.
(b) This is a 2005 presentation adjustment to correctly classify a $230,000 write-off of expired debt as a gain rather than contributed capital.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 11.                       RESTATED FINANCIALS - continued

Statements of Cash Flows

The following adjustments were made to the Statements of Cash Flows in the periods indicated:

	Originally	As	Affect of
Six Months Ended 30-Jun-2008	Reported	Adjusted	Change	Notes
Operating Activities:
Net Profit/(Loss)	$(59,606)	$(59,606)	$-
Adjustments to reconcile to cash
Stock issued for Service	20,750	20,750	-
Changes in Assets and Liabilities
Increase in Accounts Payable	7,820	7,820	-
Increase in Accrued Liabilities	-	-	-
Net Cash (Used) by Operating Activities	(31,036)	(31,036)	-

Investment Activities:
Manufacturing Equipment Purchase	(627,821)	-	627,821	(a)
Cash (Used) by Investment Activities	(627,821)	-	627,821

Financing Activities:
Net Proceeds from loans-Related Parties	32,658	32,658	-
Common Stock Issued for Asset Purchase	627,821	-	(627,821)	(a)
Cash Provided by Financing Activities	660,479	32,658	(627,821)

Net Increase/(Decrease) in Cash	1,622	1,622	-
Cash, Beginning of Period	500	500	-

Cash, End of Period	$2,122	$2,122	$-

Notes:
(a) This is a presentation adjustment that removes the issue of stock for the non-cash purchase of equipment

Inception to 30-Jun-2008
Operating Activities
Net Profit/(Loss)	$(1,873,459)	$(1,643,459)	$230,000	(a)
Adjustments to reconcile to cash
Depreciation	25,545	25,545	-
Loss on Sale of Asset	7,491	7,491	-
Impairment	198,931	198,931	-
Stock issued for Service	245,750	245,750	-
Contributed Services	890,000	660,000	(230,000)	(a)
Changes in Assets and Liabilities			-
Increase in Accounts Payable	6,615	6,615	-
Increase in Accrued Liabilities	24,183	24,183	-
Net Cash (Used) by Operating Activities	(474,944)	(474,944)	-

Investment Activities:
Equipment Purchase	(17,858)	(17,858)	-
Manufacturing Equipment Purchase	(841,930)	(214,109)	627,821	(b)
Cash (Used) by Investment Activities	(859,788)	(231,967)	627,821

Financing Activities:
Net Proceeds from loans-Related Parties	250,161	250,161	-
Common Stock Issued - Asset Purchase	627,821	-	(627,821)	(b)
Proceeds from Convertible Notes	200,000	200,000	-
Proceeds from sale of Common Stock	258,872	258,872	-
Cash Provided by Financing Activities	1,336,854	709,033	(627,821)

Net Increase/(Decrease) in Cash	2,122	2,122	-
Cash, Beginning of Period	-	-	-

Cash, End of Period	$2,122	$2,122	$-

Notes:
(a) This is a 2005 presentation adjustment to correctly classify a $230,000 write-off of expired debt as a gain rather than contributed capital.
(b) This is a presentation adjustment that removes the issue of stock for the non-cash purchase of equipment

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2008 and December 31, 2007 as restated)

NOTE 11.                    RESTATED FINANCIALS - continued

Statements of Stockholders Deficit

The following adjustments were made to the statement of stockholders equity for the stated period:

	Common
	Shares	Par	Paid In	Accumulated	Total
	Issued	Value	Capital	Deficit	Equity
ITD 30-Jun-2008
Originally Reported	13,370,270	$13,370	$2,427,248	$(1,873,459)	$567,159
As Restated	13,370,270	$13,370	$2,197,248	$(1,643,459)	$567,159
Affect of Change	-	$-	$(230,000)	$230,000	$-
			(a)	(a)
Note:
(a) This ia a 2005 adjustment that reclassifies a $230,000 write-off of expired debt as a gain instead of contributed capital.

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

Operating Expenses.  The Company incurred operating expenses of $45,317 and $20,570 in the three months ended June 30, 2008 and 2007, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Cmpany is successful at raising capital and commencing actual operations.

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three and six months ended June 30, 2008 and 2007.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

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

Item 4.  Controls and Procedures. - continued

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of June 30, 2008 our internal control over financial reporting was ineffective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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