Form 10-Q
period 2008-09-30
CRC CRYSTAL RESEARCH CORP
filed 2008-11-13
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of September 30, 2008, the Registrant had outstanding 13,370,270 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐;     No ☒

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
BALANCE SHEET
As of September 30, 2008 (Unaudited), and December 31, 2007 (Audited)

		December 31,
	September 30,	2007
	2008	As Restated
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$3,391	$500

Total Current Assets	3,391	500

Fixed Assets
Equipment - Net	627,821	-

Total Fixed Assets	627,821	-

Total Assets	$631,212	$500

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$20,820	$750
Loans Payable - Related Parties	64,793	21,556

Total Current Liabilities	85,613	22,306

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on Sept 30,
2008 and December 31, 2007 is
13,370,270 and 12,327,449 shares
respectively	13,370	12,327

Paid in Capital	2,197,248	1,549,720

Accumulated Deficit During
Development Stage	(1,665,019)	(1,583,853)

Total Stockholders' Equity	545,599	(21,806)

Total Liabilities and Stockholders' Equity	$631,212	$500

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
INCOME STATEMENT
As of June 30, 2008 (Unaudited)

					March 22, 1993
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		Sept 30,
	2008	2007	2008	2007	2008

Operating Expenses
General and Administrative	$7,315	$3,273	$48,301	$5,215	$1,101,489
Impairment of Manufacturing Equipment	-	-	-	-	198,931
Loss on Sale of Asset	-	-	-	-	7,491
Patent Maintenance	-		7,070		7,070
Research and Development	-	-	-	-	331,459
Professional Fees	14,245	5,095	25,795	32,263	114,550

Total Expenses	21,560	8,368	81,166	37,478	1,760,990

(Loss) from Operations	(21,560)	(8,368)	(81,166)	(37,478)	(1,760,990)

Other Income (Expenses)
Other Income	-	-	-	-	6,654
Gain on Write-Off of Debt					230,000
Interest Expense	-	-	-	-	(140,683)

Net Income/(Loss)	$(21,560)	$(8,368)	$(81,166)	$(37,478)	$(1,665,019)

Basic and Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.37)

Weighted Average Basic and Diluted
Number of Shares Outstanding	13,370,270	11,709,446	12,925,483	11,070,987	4,445,019

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY
As of September 30, 2008 (Unaudited)

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
							Deficit

STATEMENTS OF STOCKHOLDERS EQUITY - continued

							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

STATEMENTS OF STOCKHOLDERS EQUITY - continued

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity

Contributed service					660,000			660,000

Net Income / (Loss)							113,674	113,674

Balance, December 31, 2005			3,679,605	3,679	1,171,393	-	(1,389,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
conversion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

Balance, December 31, 2006			10,659,449	10,659	1,509,988	-	(1,520,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	12,327	1,549,720	-	(1,583,853)	(21,806)

Common shares issued to acquire
Assets	31-Mar-08	$1.00	627,821	628	627,193			627,821
Common shares issued for services	04-Jun-08	$0.05	415,000	415	20,335			20,750

Net Income / (Loss)							(81,166)	(81,166)

Balance, June 30, 2008			13,370,270	$13,370	$2,197,248	$-	$(1,665,019)	$545,599

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
As of September 30, 2008 and September 30, 2007 (Unaudited)

					March 22, 1993
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		Sept 30,
	2008	2007	2008	2007	2008
Operating Activities:
Net Profit / (Loss)	$(21,560)	$(8,368)	$(81,166)	$(37,478)	$(1,665,019)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	-	-	25,545
Loss on Sale of Asset	-	-	-	-	7,491
Impairment of Manufacturing Equipment	-	-	-	-	198,931
Common Stock issued for Service	-	-	20,750	10,500	245,750
Contributed Services	-	-	-	-	660,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	12,250	750	20,070	8,900	18,865
Increase/(Decrease) in Accrued Liabilities	-	-	-	-	24,183

Net Cash (Used) by Operating Activities	(9,310)	(7,618)	(40,346)	(18,078)	(484,254)

Investment Activities:
Equipment Purchase	-	-	-	-	(17,858)
Manufacturing Equipment Purchase		-	-	-	(214,109)

Cash Used by Investment Activities	-	-	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	10,579	7,618	43,237	18,078	260,740
Proceeds from Series A Convertible Notes	-	-	-	-	200,000
Proceeds from sale of Common Stock	-	-	-	-	258,872

Cash Provided by Financing Activities	10,579	7,618	43,237	18,078	719,612

Net Increase/(Decrease) in Cash	1,269	-	2,891	-	3,391

Cash, Beginning of Period	2,122	-	500	-	-

Cash, End of Period	$3,391	$-	$3,391	$-	$3,391

Supplemental Information:
Interest Paid	$-	$-	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$-	$-	$206,422
Stock issued for Purchase of Assets	$-	$-	$627,821	$-	$627,821
Contributed Capital	$-	$-	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$-	$-	$333,175
Stock issued in lieu of cash for service	$-	$-	$20,750	$-	$245,750

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

Outstanding Warrants

As of September 30, 2008 the Company has 300,000 outstanding warrants to purchase common stock.  See Note 4 for details.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0, and $331,459 during the period ended September 30, 2008 from inception through September 30, 2008, respectively.

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $1,665,019 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

On January 22, 2008 the company entered in to a consulting agreement with Mirador Consulting Inc. (Mirador) for Investor Relations consulting.  The Company issued 300,000 restricted common shares to Mirador upon execution of the agreement.  Subsequently, the agreement was nullified and Mirador provided notice that the certificate was returned, however the Company has not yet received the certificate.  Accordingly, the company has affected an administrative hold on the stock until the certificate is received.

Warrants and Options

Information relating to warrant activity during 2007 and 2008 follows:

Total Warrants outstanding at December 31, 2006	300,000

Less: Warrants Exercised	-
Less: Warrants Expired	-

Total Warrants outstanding at December 31, 2007	300,000

Less: Warrants Exercised	-
Less: Warrants Expired	-

Total Warrants outstanding at September 30, 2008	300,000

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

NOTE 4.                      STOCKHOLDERS’ EQUITY - continued

On September 30, 2008 the Company had warrants outstanding for the purchase of an aggregate of 300,000 shares of its Common Stock, which are summarized in the table below.

	Warrants	Exercise	Expiration
	Outstanding	Price	Date

	140,000	$0.50	19-Oct-2008
	160,000	$0.50	8-Apr-2011

Total	300,000

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

During the nine months ended September 30, 2008 the Company paid and additional $7,070 in patent maintenance fees.

Current Loans from the CEO

As of September 30, 2008, Mr. Pandelisev has provided short term operating capital to the company in the amount of $64,793.  These are non-interest bearing demand loans.

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

 CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $366,304 as of September 30, 2008 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,665,019 the total valuation allowance is a comparable $366,304.

The provision for income taxes for the period ended June 30, 2008 and December 31, 2007 and 2006 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

Sept 30,
2008
Deferred Tax Asset	$17,857
Valuation Allowance	(17,857)
Current Taxes Payable	-

Income Tax Expense	$-

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$-	2014
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	-	2025
2006	130,798	2026
2007	63,206	2027
YTD 2008	81,166	2028

Total	$1,665,019

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

During the period ended September 30, 2008 the Company paid actual patent maintenance costs of $7,070.

In addition, the Company will be obligated to pay SCT royalties in varying percentages based on the revenues received from products that incorporate the technology licensed to the Company under the License Agreement.  The License Agreement remains in force until the expiration of the last patent licensed by SCT to CRC.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(September 30, 2008 and December 31, 2007 as restated)

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended September 30, 2008 and 2007

Revenues.  The Company did not generate any revenues in the three months ended September 30, 2008 or 2007.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $21,560 and $8,368 in the three months ended September 30, 2008 and 2007, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Extraordinary Items.  The Company had no items of extraordinary income or expense in the three and nine months ended September 30, 2008 and 2007.

Net Income.  The Company generated a net loss of ($21,560) in the three months ended September 30, 2008, as compared to a net loss of ($8,368) in the three months ended September 30, 2007.  In the nine months ended September 30, 2008 the Company generated an overall net loss of ($81,166) compared to a net loss of ($37,478) for the same period ended September 30, 2007.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources

As of September 30, 2008, the Company had negative net working capital of ($82,222), as compared to a negative net working capital of ($21,806) at December 31, 2007.  At September 30, 2008, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

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

Item 4.  Controls and Procedures. - continued

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of September 30, 2008 our internal control over financial reporting was effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

(b)	Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CRC CRYSTAL RESEARCH CORPORATION

Date: November 10, 2008	/s/ Kiril A. Pandelisev

By: Kiril A. Pandelisev, Chief Executive Officer

/s/ Don D. Meyers

By: Don D. Meyers, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2	Agreement and Plan of Merger dated September 20, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.1	Amended and Restated Bylaws dated February 9, 2007 (incorporated by reference from Form 10-SB filed February 13, 2007)
3.2	Amended and Restated Articles of Incorporation dated April 12, 2007 (incorporated by reference from Form 10-SB/A filed April 12, 2007)
4	Form of Warrant Agreement for Director Warrants (incorporated by reference from Form 10-SB filed February 13, 2007)
10	License Agreement with Single Crystal Technologies, Inc. dated September 25, 2006 (incorporated by reference from Form 10-SB filed February 13, 2007)
99	Employment Agreements for Dr. Firil A. Pandelisev, Lt. Gen. Charles J. Searock, and Don Meyers (incorporated by reference from Form 8-k filed March 30, 2008)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.