Form 10-K
period 2008-12-31
CRC CRYSTAL RESEARCH CORP
filed 2009-03-31
CIK 943690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒ No ☐

Revenues for year ended December 31, 2008:   $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 27, 2009 was:  $-0-

Number of shares of our common stock outstanding as of December 31, 2008 is: 13,370,270

The Company’s Transfer Agent is Integrity Stock Transfer, 3027 E. Sunset Road, Suite 103, Las Vegas, Nevada 89120 Telephone (702) 317-7757.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2008: 13,370,270 shares of common stock.

CRC CRYSTAL RESEARCH CORPORATION

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

CRC Crystal Research Corporation (the "Company" or the "Registrant") was incorporated in the State of Nevada on June 9, 2006. The Company is the successor in interest to CRC Crystal Research Corporation (“Arizona CRC”), which was incorporated in the State of Arizona on March 22, 1993.  On June 10, 2006, the board of directors of the Company and Arizona CRC approved their merger in order to reincorporate the Arizona CRC in the State of Nevada.  The reincorporation process was completed by the filing of Articles of Merger with the Secretary of State of Nevada on September 20, 2006 and with the Secretary of State of Arizona on September 21, 2006.  The Company was formed by Dr. Kiril Pandelisev to commercialize patents for new technology and new crystal growing processes in the manufacture Crystals and new methods and technology for various crystals and Crystal Products. The technology encompasses a new crystal grower design, new crystal growing processes, and new technology for fabrication of various crystals and more sensitive Crystal and other Products. Management believes that the new technology will allow the Company to manufacture Crystal Products faster, less expensively, and at a higher quality level than that which current industry methods provide.  The Company has as of yet not developed a prototype for any of its potential products.

The Company has a non-exclusive license to all technology owned by Single Crystal Technologies, Inc. (“SCT”), which is owned by Dr. Kiril A. Pandelisev.  The licensed technology includes patents, whether approved, pending or in process of filing, other contractual agreements, and technical measures relating to the manufacture of Crystals, Crystal Products and ultra pure materials and products made from them.  The Company plans to raise capital to fund the development of initial manufacturing capabilities to manufacture Crystals, Crystal Products, ultra pure materials and products made from ultra pure materials and alloys for sale in various industrial markets. The Company has never produced any Crystal Products or other products for commercial sale.  The Company estimates that it will need approximately $1,000,000 to begin the manufacturing process.  This funding will allow the Company to prepare for initial production, and produce several types of fully tested prototypes aimed at different segments of the market.  The amount needed for expansion will vary depending on the growth curve of the Company at the time of funding.  Management has had discussions with at least two investment banks as well as a number of investors but has not received any commitments as of yet for the necessary funding.

CRC’s continuous plate method of growing flat plates of scintillation material crystal, based on CRC’s patented technology, applies a new solution to an old problem. Crystals can have any desired width, length and thickness equivalent to the needed detector dimensions. The improved melt-solid interface makes heat dissipation and thermal stress non-issues. The control of the purity of the molten material results in predetermined crystal purity and uniform dopant distribution that will result in better scintillation detectors.  The single crystallinity yield of the process is drastically increased and production costs are reduced proportionately. Furthermore, in a paper by Antonio C. Pastor, "METHOD OF GROWING METAL HALIDE AND CHALCOGENIDE CRYSTALS FOR USE IN INFRARED WINDOWS", Patent No.: 4,251,315, February 17, 1981. Assigned to Hughes Aircraft Company, Pastor indicates the space requirement for plate growth is at least 36 times less than that for the standard Bridgman-Stockbarger method.  The Company did not cause the paper written by Antonio C. Pastor to be written for the Company’s benefit, nor did the Company sponsor or pay for the paper.

Initially the company intends to address the scintillation material and scintillation detector products using our patents that preclude others from duplicating our work. Alkali halide, rare earth and semiconductor scintillators will be addressed. CRC’s patented process provides for low cost higher quality crystals and crystal products and detectors. The initial space of 3000-5000 sq.ft based on Pastor’s analysis is equivalent to at least 108,000-180,000 sq. ft and the total capital need associated with the space, equipment and personnel is close to 200 times less than what would be need by the conventional Bridgman method.

Our patents for advanced scintillator devices gives another advantage that will be beneficial to the growing Homeland Security applications, energy applications, medical imaging and many other applications that include but are not limited to beer and beverage industry, automotive industry, and other.

CRC's continuous plate method solution goes way beyond that offered by any other method and provides real hope of the production and deployment of inexpensive and yet higher quality  scintillation crystals.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

GENERAL - continued

The benefits from the patented technologies are many and most are as disclosed in the patents themselves. Lower production costs, unlimited applicable crystal product size, low to no built in stress, longer life time, optical and other optimization for better signal to noise ratio.  A list of the benefits follows:

Advanced crystal grower design

Enhanced and optimized crystal growth rates ; introduction of  new purification methods; direct production of crystal plates of any applicable size; over 90% yield regardless of size or shape;  almost indefinite lifetime of crystal products.

Long  life oil well logging assemblies:

Lower production cost; enhanced energy detection; enhanced energy resolution; enhanced signal-to-noise ratio; possibility of life time warranty.

CRC Oil Well Logging/MWD Assembly Advantages:

Long life -- minimum 5 years expected; lower cost; better shock resistance through stronger crystal and multiple shock isolation; higher light output; improved energy resolution; improved temperature and magnetic shielding.

Enhancement of the Current Energy Exploration Tools:

Smaller CRC Crystal for same signal; enhanced depth penetration; enhanced depth resolution; multi million dollar savings per well through small diameter drill hole.

Long Life Gamma Camera Plate Assemblies With Improved Reflector System:

Enhanced energy detection; Lower production cost; enhanced energy resolution; enhanced spatial resolution; life time warranty.

Modular Gamma Camera Plate Assemblies:

Modular; Multi-Crystal or Individual Crystal; Enhanced Energy Resolution; Enhanced Energy Detection; Enhanced Spatial Resolution.

CRC Gamma Camera Plate Assembly  Advantages:

Simple Fabrication Procedure; Long Life; Improved  Spatial Resolution; Improved Energy Resolution; Lower Cost; Plate Size not Limited by Crystal Growth Process Limitations; Light Weight Gamma Camera Plate Assembly.

Superior Performance Subassembly for Scintillation Detection and Detectors Employing the Same:

Modular; Enhanced Energy Resolution; Enhanced Energy Detection; Light Output Self-Focusing Capabilities; Enhanced Signal-to-Noise Ratio.

Continuous Crystal Growth Process and Apparatus:

Improvement of the Current Crystal Growth Process; Opening of New Frontiers; Higher Crystal Quality; Lower Production Cost; No Size Limitations; In-House Constructed Crystal Growth Hardware.

CRC Approach to Product Improvement:

Optimize Light Output by:

Minimize light absorption by using low absorption crystals and minimize optical path of photons.  Maximize light reflection. Minimize reflection loss. Light guide principle application. Apply Better Seal: Glass-to-metal seal and moisture traps.  Use Superior Crystalline Material.  Direct and Focus Output Light.  Minimize Housing Absorption.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

GENERAL - continued

Scintillation (to produce a flash of light in a phosphor by striking it) crystals transform the invisible gamma rays into visible flashes of light that can be converted into digital signals for processing.

The applications of the scintillation crystals (often called phosphors) are many and several examples are as given below.

(1)
Homeland security uses scintillation detectors and scintillation detector based systems for scanning personnel, vehicles and cargo vessels, ships, for radioactive exposure and radioactive material contents. Border crossings, airports, seaports, and many other points where passengers and cargo are passing through use these systems.

(2)
Medical imaging uses scintillation crystals to analyze the radiation emitted from the patients in order to make health related diagnosis. Gamma scanners employ from one to three crystal plates positioned around the patient in order to obtain two dimensional (using one plate) or three dimensional image (using 2 0r 3 plates) of the patients organs examined.

(3)	Energy explorations use scintillation crystals to do a real-time analysis of the soil the drill is in and to provide estimates of the oil contents of certain oil rich deposits (when found).

(4)	Engine fabricators use scintillation detectors for integrity and the consistency of the engine wall.

(5)	Construction industry uses scintillation detectors for real time weld inspections.

(6)	CRC’s patented technology provides multiple independent benefits that result in more affordable and better gamma ray detectors and systems can be summarized as follows:

The crystal growth method provides for lower production cost realized through low capital cost requirements, faster crystal production and lower inventory requirements. The crystal growth method also provides for technology for crystal plate sizes beyond what other methods can sustain.

The material purification methods and the crystal growth method provide for higher quality crystal used in fabrication of various scintillation detectors.

The physics of scintillation detector designs as described in our patents provide for higher quality more sensitive detectors having long life time.

The initial equipment design and prototype building for the CRC’s crystal growth technology was done by SCT, LLC in collaboration with Sematech International (Austin, Texas) and the thermal modeling group from Sandia National Laboratories.

The thermal modeling of the CRC’s crystal growth process was done by Prof Motakef from MIT, now President of CAPE Simulations. The initial findings for growth of very low heat conductive crystals such as doped and undoped calcium fluoride (CaF2), sodium iodide (NaI) cesium iodide [CsI (Tl, Na)] or any other crystal are very favorable. The crystal growth process is very suitable for making rare earth (europium in particular) doped CaF2(Eu) scintillation plates (of any size) to be used for monitoring enemy laser targeting beams in the battle field or any other observational posts, or one can make low cost scintillation detectors to be used for various monitoring and warning systems. For instance, our modeling indicates production of 2 inch thick crystal plate material can be made 64 times faster. Considering the estimates by Pastor for 36 times less space requirements, and adding the labor, chemicals and power savings, the cost of the produced scintillation detector is only a small fraction of what would have been if the detector was made from a Bridgman-Stockbarger method made crystal.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

GENERAL - continued

Since inception the company remained as a development stage company. The initial offering provided for the initial prototype crystal growth, modest modeling efforts and initial products tested by third party. Our initial work within our Microscint™ project was focused on pressing and sintering thallium doped sodium iodide powders which resulted in rather mechanically strong scintillators. The initial scintillation properties were measured at Ludlum Instruments in Texas. Scintillation detectors made using this technique are expected to be mechanically strong and many scintillation materials can be fabricated using this method. Some may include scintillator alloys – multiple scintillator materials that emit different wavelengths combined into one detector.  Inexpensive, mechanically very strong and disposable scintillation detectors can be the result from this approach as well. The energy resolution of the crystal pilot line and the Microscint™ material show excellent energy resolution. The declining modest markets for scintillation products in the nineteen nineties and the “.com” era did not help with our fund raising efforts for expansion. The industrial size equipment development was initiated in January of 2000 in collaboration with SCT, LLC, Sematech International and Sandia National Laboratories. Growth of large crystal plates suitable for fabrication of various products for the Homeland Security, energy and semiconductor applications is now possible. The company plans to use this technology for its initial product lines. Our past discussions with Allied Signal (now part of Honeywell), Halliburton, GE Medical, Schlumberger, Lockheed Martin, Canon, Nikon, Intel, Zeiss, Shott Lithotech, Corning, and others indicate that we have very interesting technology that can make products for many industries. Public funding will be needed to provide for the growth of pur products in a planned manner.

INDUSTRY BACKGROUND

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

A wide variety of commercial and industrial applications have been developed to take advantage of the properties of crystals.  For example:

Medical Imaging:  In medical imaging applications (i.e., a CAT scan), sodium iodide crystals are shaped into plates and placed around a patient that has been injected with radioactive tracer material. The gamma rays emitted from the patient enter the crystal plates and cause a scintillation event, or flash of light, when they strike a Thallium atom which is used as the dopant.  A light sensor, such as photo multiplier tube (PMT), detects the scintillation events, converts each scintillation event into an electrical pulse and assigns coordinates to the scintillation event. Special electronics amplify these signals and analyze billions of events per second. The result of the analysis is the image of the organ that is scanned. Since healthy tissue absorbs the injected radioactive material differently than cancerous tissue, a radiologist can detect the cancerous material as darker or brighter material (depending on the radioactive material injected). SCT has developed technology that it believes can make the crystals at lower cost and more sensitive, which will enable more accurate diagnosis of the patient.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

INDUSTRY BACKGROUND - continued

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

The source raw material for CRC’s products may or may not be the same for different products. For instance, Mallinckrodt Chemical manufactures a variety of specialty chemicals for sales to clients in various industry segments. The production of sodium iodide based scintillator consists of melting pure grade sodium iodide powder made by Mallinckrodt Chemical and growing crystal out of it. To our knowledge there is no shortage of sodium iodide and the raw material can be purchased from many sources around the globe. The gas atmosphere in the crystal grower is either Nitrogen or Argon. Many gas companies such as Air Products, Air Liquide and other gas companies offer an abundant choice of gasses, including Nitrogen and Argon.

MEMC, Sumitomo Metal, and other offer high purity silicon feed material for our silicon/silicon alloy product lines, Chemetall produces high quality Cesium Iodide powder, Tanumal Chemical from Oklahoma, Stella from Japan, Sérigraphie Richford Inc. from Canada, and others offer calcium Fluoride powder. CRC has over 500 lb of Calcium fluoride powder and.  There is no shortage of calcium fluoride powder used to make calcium fluoride crystals. Furthermore, CRC intends to produce high purity starting materials or further purify materials offered by others for its production.

To our knowledge there is no shortage of materials that would impede our initial and/or continued production.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

PRINCIPAL PRODUCTS AND THEIR MARKETS

The uses for CRC’s Crystal Products are numerous. For example:

•	the medical imaging industry uses NaI crystal plates to transform invisible gamma rays into visible light, which can be converted into an image of the object examined;

•	bottlers use NaI crystal detectors to prevent overfilling of aluminum cans;

•	automobile manufacturers use crystal detectors to control the paint spraying process to guarantee proper color mixing;

•	steel manufacturers use NaI crystal detectors to adjust gigantic rollers to insure uniform thickness of rolled steel;

•
nuclear power plants use thousands of small NaI crystal detectors to measure radiation levels throughout the plant and control any possible leakage of radioactive material that might threaten the general population;

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

The following table sets forth certain crystal types, their applications, and market information:

Crystal Type/High Tech Product	Application	Market Information
Sodium Iodide (NaI)	Homeland Security; Borders, Ports, and inland applications.	Major Customers: US Government, Lockheed Martin, General Electric, Others. Current Market Size: Approximately $362 Billion Current Producer: Saint Gobain, Foreign Corporation.
Sodium Iodide (NaI)	Oil Well Logging Detectors	Major Customers: Schlumberger, Halliburton, Baker Hughes Current Market Size: Approximately $100 Million Current Producer: Saint Gobain, Foreign Corporation.
Sodium Iodide (NaI)	Medical Imaging	Major Customers: GE, ADAC, Siemens, Toshiba Current Market Size: Over $400 Million Current Producer: Saint Gobain, Foreign Corporation.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

PRINCIPAL PRODUCTS AND THEIR MARKETS - continued

Cesium Iodide	High Energy Physics	Major Customers: U.S. Nat'l Research Facilities Current Market Size: Approximately Over $100 Million Current Producer: Saint Gobain, Foreign Corporation, and several Chinese Government owned entities.
Calcium Fluoride (CaF2)	Semiconductor Equipment manufacturing, Space Applications, Consumer optical products	Major Customers: Nikon, Canon, ASML, Zeiss, US Government. Current Market Size: Over $1 Billion(per Deutche Bank report) Current Producers: Canon, Nikon, Corning, Shott Lithotech
Barium Fluoride (BaF2); Strontium Fluoride (SrF2)	Airborne Laser Defense Systems; Medical Imaging; Semiconductor Equipment Manufacturing	Major Customers: Lockheed Martin, Northrop Grumman, Boeing, GE, Phillips. Current Market Size: Over $1 Billion Current Producers: Korth Kristale (Germany), Russian and Chinese Government Companies.
Metal and Metal Alloys	Jet Engine Turbine Blades, Space applications	Major customers: Honeywell International, GE, Rolls Royce Current Market Size: Over $1 Billion Major producers: No major producers,
Silicon/Silicon Alloy products	Semiconductor Manufacturing, Chemical Industry, Space Applications	Major customers: Intel, Freescale, TI, Sony, AMD, Others. Current Market Size: Over $5 Billion Major producers: Toshiba, Norton, Kyocera,
High Purity Quartz & Quartz products	Semiconductor manufacturing, Fiber Optic Industry; Food industry	Major customers: Intel, Freescale, Sony, AMD, Others Current Market Size: Over $1 Billion Major producers Corning, Asahi, Shott Glass

Except for the Deutche Bank report and US Government reports, the market size estimates are based on published data that management could find or management estimates, but is not based on a formal CRC commissioned market study.

STRATEGY

Management believes its innovative, manufacturing process will significantly reduce production costs of certain non-metallic crystals; reduce the capital expenditures needed to finance a manufacturing facility; more than triple the rate of crystal production; provide a product yield ranging from approximately 80 to 90% and produce higher quality crystals and crystal products.

Initially, the Company will focus on production of NaI and other scintillation Crystals and Crystal Products for Homeland Security applications and for Energy Exploration applications. Currently, the market for NaI Crystal Products for oil well drilling and nuclear detection applications is serviced solely by Saint Gobain and its subsidiary, Harshaw-Bicron Corporation. Management believes that many NaI and other scintillation Crystals and Crystal Products customers will welcome a new supplier that can supply higher quality products, without long and uncertain delivery times and constant price increases.

With respect to the Homeland Security market, the Company is in negotiations to be the sodium iodide crystal supplier for scintillation crystals and nuclear detection devices incorporating the crystal detectors that would be purchased directly or indirectly by entities that need such devices, such as cities, states, ports, mass transit authorities, and military installations.  With the government contracts, the Company plans to develop a Nuclear/Radioactive Isotope Detection System that is based on radiation detected by sodium iodide and other scintillation crystals and detectors . Available software algorithms allow the system to distinguish threat isotopes (e.g., cobalt-60, cesium-137, iridium-192, and strontium-90) from isotopes naturally occurring in household items, such as fish, bananas, and ceramic tile, or those used for medical purposes (e.g., potassium-40, thorium-232, and technetium-99m).

ITEM 1.	DESCRIPTION OF BUSINESS - continued

STRATEGY - continued

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

Indirect deployment - Sales of system components to system integrators that sell the system or products made within a joint venture with the end user is referred as indirect deployment. Direct deployment - Sale of company made systems or products to the end user is referred to as direct deployment.

The Company plans to deploy its products either indirectly, where it will sell system components to system integrators that then sell the system or products made within a joint venture to the end user or directly where the Company will sell its products directly to the end user. Alarms occur only when a valid threat is detected through the presence of a threat isotope or an unusually large presence of a non-threat isotope.  For example, the system could be mounted under the spreader bars of the cranes that unload cargo containers, so that the system will be able to silently monitor each container as it is unloaded without any additional steps by port workers.  The system would also be mounted in U-Frames, which could be placed at entrances to ports, government and business complexes, airports, train platforms, schools, toll booths, and special public events to silently monitor vehicles and pedestrian traffic as the pass through the U-Frame.  Finally, the Company plans for portable model to use to verify positive readings generated by the stationary models.

With respect to the Energy Exploration market, the Company intends to become a supplier to a major oilfield service companies by providing superior product at a reasonable price. Our patented technology provides for basis for low cost superior products for energy exploration and other applications.

After the Company has entered the homeland security and energy exploration markets, the Company intends to enter into the gamma camera market, the optical industry for semiconductor process applications and air-borne laser defense applications, the development of high purity materials for support of the crystal growth process and for the fabrication of chip processing chambers.

DISTRIBUTION METHODS

We plan to offer our products to major customers having a need for products with our technology incorporated therein and to serve as sub-contractor to many US Government contractors that sell various security and other systems to the US Government and Military but have no in-house manufacturing of crystals and crystal detectors.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

CRC is basing its technology on substantial number of patents and related intellectual property that present a significant opportunity for future sales growth and profitability.

The patents in USA and elsewhere could lead to products for the following markets (to name few, and not in any specific order):

1.	Ultra pure materials – high purity metals and alloys for direct or indirect use in the semiconductor, medical, energy exploration, military, space, and other leading edge industries.
2.
Crystals and crystal products for the semiconductor industry, optics industry, medical applications, military and defense applications, homeland security, aerospace industry, deep space applications, and other industries.

3.	Semiconductor manufacturing system components – high purity, high temperature silicon based wafer processing chamber components.
4.	Equipment and Process for production of ultra-pure materials for semiconductor, space and military applications.
5.	All silicon CVD equipment and processes.
6.	Equipment and process for crystal growth for the semiconductor industry, space applications and many defense industry products.
7.	Equipment and single crystals for Medical Imaging System Assemblies.
8.	Energy Exploration drilling sensor assemblies and drilling tools employing them.
9.	Airport security screening systems
10.	Nuclear material radiation sensing and inspecting systems.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS - continued

11.	Fiber optic products – fused silica grain with desired size and purity, preforms, and near-net-shape fused silica products.
12.	Equipment and Process for fiber optic preforms.
13.	Fused silica processes
14.	Sensors and systems for industrial safety and control.

In particular, the Pandelisev patents cover:

•	Various products for the energy exploration and homeland security applications, all based on detection of gamma rays and particle rays.
•	A novel approach for full body scanning technology.
•
The growth of large, high purity crystals of several important compounds such as sodium iodide, cesium iodide, calcium fluoride, barium fluoride – all doped and un-doped materials (by adding or subtracting specific impurities).

•	The process and technology for purification of materials and materials mixtures.
•	The process and technology to manufacture components for the semiconductor industry.
•
The process and technology to manufacture fiber optic enhanced sensor technology for energy applications (MWD and LWD included), homeland security, nuclear stockpile storage, airport security and other applications.

The potential customers for many of our technology made products are many large corporations such as  Siemens, GE, Lockheed Martin, Honeywell, Boeing, Northrop Grumman, Intel, IBM, Hitachi, Toshiba, Schlumberger,  to name a few. Our discussions with various companies are bound by terms of non-disclosure agreements which limit our ability to conduct a detailed explanation of the specifics of the discussions.  The Company has had contact with companies such as Zeiss, Shott Lithotech, Canon, Nikon, Toyo Tanso, Intel, Applied Materials, Corning, GE Medical, Picker, Halliburton, Schlumberger, and Allied Signal.  Meetings with executives from some of the companies listed above occurred in the United States, Japan, and Germany.  Some of the other companies with which CRC has had discussions were held by telephone and through e-mail exchanges,  The common theme in the discussions to date has been the need for CRC to develop its manufacturing capability in order to demonstrate to potential clients the working and beneficial aspects of CRC’s technology.  Once the prototypes are completed we will revisit our discussions with the interested parties regarding the sale of our products and services, as well as many joint venture programs.  We are in discussions regarding various needs of our products in the Homeland security, defense and many military applications in general. Having working prototypes will reactivate many of these discussions and initiate our entry into these multi billion dollar markets.

At this date, laboratory verification of several crystal products has been made, and process modeling that applies to the production of many of these products has also been completed. Laboratory verification verifies the viability of equipment, technique or process. Process modeling is computer analysis of the process. It is commonly used to understand any process, including crystal growth equipment design and crystal growth process. Hardware development needed for many of these applications has been developed, however the development process is an ongoing activity and this is reflected through the various granted and ongoing patent applications listed herein.

COMPETITION

The competitive environment in the sodium iodide scintillation crystal detector market is quite unique in today’s global economy, in that a single supplier dominates the world market.  This supplier, St. Gobain of France ($15+ Billion Company), has over 90% share of the market. The two largest other suppliers, Russian Imports and Horiba Instruments, are very small, with a very limited product offering. It is our understanding that all known competitors utilize the outdated Bridgeman-Stockbarger (developed in the 1930's) crystal growth technology.

It appears that all current suppliers have failed to keep pace with their customers’ needs in the areas of product performance, delivery, reliability and customer service.  Their detector products are often described as being of inconsistent quality, with long and erratic delivery times. These characteristics coupled with an aging technology that cannot provide cost effective, high performance scintillation crystal detectors lead to a significant opportunity for CRC.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

COMPETITION - continued

In addition to the competition described above, there are competing technologies that present a choice for the user of gamma radiation detectors. Some of these technologies include rare earth scintillators, plastic scintillators and ionization tubes.  Detectors based on these technologies have a relatively narrow, limited use in specialized applications.  They do not currently pose a threat to erode or replace the alkali halide detector market due to many performance price and/or performance limitations.

SOURCES AND AVAILABILITY OF PRODUCTS

There are numerous applications for the technology of the Registrant.  As discussed in the Description of Business section of this prospectus we anticipate offering many different products based on our technology to a number of major customers involved in various segments of the industrial, and national security sectors of the economy.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The energy exploration is dominated by very large original equipment manufacturers.  The nuclear research customers consist of the national and international Laboratories, while the homeland security detector segment is made up of the US Government, several large corporations such as Boeing, Northrop Grumman, Lockheed Martin and GE, and numerous relatively small specialty equipment manufacturers.

The petroleum exploration segment led by Halliburton (with Dresser Industries), and followed by Schlumberger, and Baker Hughes Inteq (including the acquisition of Western Atlas) represents over half of the market. Medium size companies (Tensor, now part of Honeywell, Computalog, etc.) and numerous small companies that provide drilling and logging services to the exploration community represent the remaining half.

CRC will initially develop several technologies and products for the Homeland Security and Energy Exploration applications. According to the Homeland Security Research’s Homeland Security and Homeland Defense 2006-2015 Global Market Outlook, the Worldwide Homeland Security outlay will continue to grow over the next 10 years should no major terror event occur. It is forecasted that, absent a major terror event in the 2006-2015 periods, overall annual global security and defense outlays will grow from $362.3 billion in 2006 to approximately $518 billion by 2015. In the aggregate, from 2006 to 2015, $1.5 trillion dollars will be spent on homeland security worldwide and $2.1 trillion dollars spent on homeland defense. The dollars break out to be: $656.1 billion on Borders and Transportation, $193.2 billion on Catastrophic Threats, $415.5 billion on Critical Infrastructure, $394.9 billion on Domestic Terrorism, $709.0 billion on Emergency Preparedness and Response, and $182.6 billion on Intelligence and Warning.

The nuclear research and homeland security segment is comprised of the national and international Laboratories, while the homeland security detector segment is made up of the US Government and numerous relatively small specialty equipment manufacturers. These potential customers use standard general-purpose detectors as well as one-of-a-kind custom designed, complex detector configurations.  Portions of these customers are resellers of crystal detectors.  CRC continues its efforts to establish proper dialogue with these customers regarding designing CRC’s detectors into their instruments.

CRC will “target” major customers within each industry and work with these customers to create value for them through the improved performance and reliability of our crystal detectors. Our focus will be on solving customers’ problems and creating value by providing detectors that offer improved performance and reliability, and creating new products for their new and more demanding applications.  We will also be able to be more responsive to customers’ needs due to our shorter manufacturing time and customer-focused management.

Low capital requirements and large size of the markets were used as a guide for our initial product decision.

PATENTS AND TRADEMARKS

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

ITEM 1.	DESCRIPTION OF BUSINESS - continued

PATENTS AND TRADEMARKS - continued

Patents Issued

❖	6,402,840 Crystal growth employing embedded purification chamber

❖	6,352,588 Material Purification

❖	6,334,899 Continuous crystal plate growth apparatus

❖	6,153,011 Continuous crystal plate growth process and apparatus

❖	6,071,339 Continuous crystal plate growth process and apparatus

❖	5,993,540 Continuous crystal plate growth process and apparatus

❖	5,753,918 Superior performance subassembly for scintillation detection and detectors employing the subassembly

❖	5,614,721 Modular gamma camera plate assembly with enhanced energy detection and resolution

❖	5,548,116 Long life oil well logging assembly

❖	5,521,385 Long life gamma camera plate assembly with improved reflector system

❖	5,229,613 Extended lifetime scintillation camera plate assembly

❖	5,178,719 Continuous refill crystal growth method

❖	6,743,294 Continuous crystal plate growth process and apparatus

❖	6,800,137 Binary and ternary crystal purification and growth method and apparatus

The licensing agreement with SCT was entered into on September 25, 2006, and is a non-exclusive license.  The following are the basic terms of the licensing agreement with SCT:

(1) Sign up fee: Upon execution of the licensing agreement CRC was to pay to SCT a sign up fee of $50,000 but not before CRC raised a minimum of  $500,000 as its licensee capitalization,
(2) Terms: CRC is to pay SCT a licensing fee on the following terms
-1.5% of the sales if the Licensee’s end product uses only one Licensor’s patents;
-3% of the sales if the Licensee’s end product uses two Licensor’s patents;
-4.5% of the sales if the Licensee’s end product uses three Licensor’s patents; and
-6% of the sales if the Licensees’ end product uses four or more of Licensor’s patents.

(3) Duration and Termination: The Agreement is to remain in force until the expiration of the last patent licensed by SCT to CRC.  Other events such as failure to cure a breach within 60 days, bankruptcy/insolvency, appointment of a trustee/receiver, or failure to commercialize the patents within two years from the signing of the Agreement constitute further grounds for termination of the Agreement.

When $500,000 is raised $50,000 is paid to SCT, Inc. The funds will be used for research and development of new technologies, and/or refinement of the already patented technologies now part of CRC.

All licensing fees are shown as part of the production cost of the products based on those patents.

ITEM 1.	DESCRIPTION OF BUSINESS - continued

PATENTS AND TRADEMARKS - continued

In addition, the SCT and Dr. Pandelisev have the following pending patents that relating the manufacture of Crystals and the development of Crystal Products:

Publication (Pending Application)

v	20020117625 Fiber optic enhanced scintillation detector

❖	20020092465 Binary and ternary crystal purification and growth method and apparatus

❖	20020083741 Hot substrate deposition of fused silica

❖	20020083740 Process and apparatus for production of silica grain having desired properties and their fiber optic and semiconductor application

❖	20020083739 Hot substrate deposition fiber optic performs and perform components process and apparatus

❖	20020062784 Material purification

❖	20020053317 Material purification

❖	20020040675 Continuous crystal plate growth process and apparatus

Global Filings

Patents in U.S., Europe and Asia with an impressive 100 supporting claims.

Duration of Licensed Patents

The life time of the patents is 20 years from filing, unless extended by the patent office. The licensing of the know-how has no time limit. No negative impact  is currently expected to occur to the Company upon expiration of any of the patents.  The Company will apply to the patent office to renew any patents that may be expiring.

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

CRC Crystal Research Corporation currently has three officers and six directors. None of the Company’s officers receives a salary.

As of December 31, 2008 CRC Crystal Research Corporation had 13,370,270 shares of $0.001 par value common stock issued and outstanding.

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

On December 31, 2008, there were 66 shareholders of record of our common stock.  Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 7.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

We did not have any operating income from inception (March 22, 1993) through December 31, 2008.  For the year ended December 31, 2008, we recognized a net loss of $725,319.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and manufacturing expenses.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

CRC CRYSTAL RESEARCH CORPORATION

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

CRC Crystal Research Corporation
Financial Statements Table of Contents

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CRC Crystal Research Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and since inception on March 22, 1993 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and since inception on March 22, 1993 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $2,309,172, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
March 30, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BALANCE SHEET
CRC CRYSTAL RESEARCH CORPORATION
(December 31, 2008 and December 31, 2007 As Restated)

		December 31,
	December 31,	2007
	2008	As Restated

ASSETS

Current Assets
Cash	$2,730	$500

Total Current Assets	2,730	500

Fixed Assets
Equipment - Net (see note 2)	-	-

Total Fixed Assets	-	-

Total Assets	$2,730	$500

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$27,330	$750
Loans Payable - Related Parties	73,954	21,556

Total Current Liabilities	101,284	22,306

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on December
31, 2008 and 2007 is
13,370,270 and 12,327,449 shares
respectively	13,370	12,327

Paid in Capital	2,197,248	1,549,720

Accumulated Deficit During
Development Stage	(2,309,172)	(1,583,853)

Total Stockholders' Equity	(98,554)	(21,806)

Total Liabilities and Stockholders' Equity	$2,730	$500

The accompanying notes are an integral part of these statements

STATEMENT OF OPERATIONS
CRC CRYSTAL RESEARCH CORPORATION
(December 31, 2008, December 31, 2007 and Inception to December 31, 2008)

			March 22, 1993
	Year Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008

Operating Expenses
General and Administrative	$46,444	$29,443	$1,099,632
Loss on Sale of Asset	-	-	7,491
Patent Maintenance	7,070		7,070
Research and Development	-	-	331,459
Professional Fees	43,984	33,763	132,739

Total Expenses	97,498	63,206	1,578,391

(Loss) from Operations	(97,498)	(63,206)	(1,578,391)

Other Income (Expenses)
Other Income	-	-	6,654
Gain on Write-Off of Debt			230,000
Impairment of Manufacturing Equipment	(627,821)	-	(826,752)
Interest Expense	-	-	(140,683)

Net Income/(Loss)	$(725,319)	$(63,206)	$(2,309,172)

Basic and Diluted (Loss) per Share	$(0.06)	$(0.01)	$(0.52)

Weighted Average Basic and Diluted
Number of Shares Outstanding	13,037,287	11,385,991	4,445,019

The accompanying notes are an integral part of these statements

STATEMENT OF STOCKHOLDERS’ EQUITY
CRC CRYSTAL RESEARCH CORPORATION

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993			-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	22-Mar-93	$0.01	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription						12,555		12,555

Net Loss							(33,292)	(33,292)

Balance, December 31, 1994			2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	21-Sep-95	$0.04	44,000	44	1,956			2,000
Common shares issued for services	30-Sep-95	$0.25	47,000	47	11,703			11,750
Common shares issued for cash	21-Sep-95	$0.22	112,333	112	24,888			25,000
Common shares issued in								-
conversion of convertible notes	30-Oct-95	$0.25	100,000	100	24,900			25,000
Common shares issued for services	15-Nov-95	$0.25	31,600	32	7,868			7,900
Common shares issued in								-
conversion of convertible notes	30-Dec-95	$0.25	40,000	40	9,960			10,000

Net (Loss)							(236,109)	(236,109)

Balance, December 31, 1995			2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	18-Jan-96	$0.25	40,000	40	9,960			10,000
Common shares issued for services	06-Apr-96	$0.25	7,000	7	1,743			1,750
Common shares issued for services	19-Aug-96	$0.25	4,000	4	996			1,000
Common shares issued for services	17-Dec-06	$0.25	15,200	15	3,785			3,800

Net (Loss)							(192,969)	(192,969)

Balance, December 31, 1996			2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	09-May-97	$0.50	50,000	50	24,950			25,000
Common shares issued for services	09-May-97	$0.50	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	29-May-97	$0.25	80,000	80	19,920			20,000
Common shares issued for services	14-Jul-97	$0.50	15,000	15	7,485			7,500
Common shares issued for cash	14-Jul-97	$0.50	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	19-Aug-97	$0.25	120,000	120	29,880			30,000
Common shares issued for cash	26-Aug-97	$0.50	113,472	113	56,623			56,736
Common shares issued for cash	04-Dec-97	$0.50	30,000	30	14,970			15,000
Common shares issued for services	04-Dec-97	$0.50	85,000	85	42,415			42,500

Net (Loss)							(175,534)	(175,534)

Balance, December 31, 1997			3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	26-Feb-98	$0.50	20,000	20	9,980			10,000
Common shares issued for services	26-Feb-98	$0.50	8,000	8	3,992			4,000
Common shares issued for cash	11-May-98	$0.50	64,000	64	31,936			32,000
Common shares issued for cash	30-Sep-98	$0.50	30,000	30	14,970			15,000
Common shares issued for services	21-Dec-98	$0.50	3,000	3	1,497			1,500

Net (Loss)							(220,547)	(220,547)

STATEMENT OF STOCKHOLDERS’ EQUITY - continued

Balance, December 31, 1998			3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	14-Apr-98	$0.50	12,000	12	5,988			6,000
Common shares issued for cash	15-Sep-98	$0.50	8,000	8	3,992			4,000
Common shares issued for services	15-Sep-99	$0.50	8,000	8	3,992			4,000

Net (Loss)							(154,943)	(154,943)

Balance, December 31, 1999			3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	28-Mar-00	$0.25	290,000	290	72,210			72,500

Net (Loss)							(231,985)	(231,985)

Balance, December 31, 2000			3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)							(80,558)	(80,558)

Balance, December 31, 2001			3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)							(16,760)	(16,760)

Balance, December 31, 2002			3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)							(18,063)	(18,063)

Balance, December 31, 2003			3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)							(142,763)	(142,763)

Balance, December 31, 2004			3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Contributed service					660,000			660,000

Net Income / (Loss)							113,674	113,674

Balance, December 31, 2005			3,679,605	3,679	1,171,393	-	(1,389,849)	(214,777)

Common shares issued for
exercise of warrants for debt	10-Jun-06	$0.12	869,844	870	100,305			101,175
Common shares issued for
conversion of related party debt	10-Jun-06	$0.04	5,800,000	5,800	226,200			232,000
Common shares issued for services	10-Jun-06	$0.04	300,000	300	11,700			12,000
Common shares issued for services	30-Sep-06	$0.04	10,000	10	390			400

Net (Loss)							(130,798)	(130,798)

STATEMENT OF STOCKHOLDERS’ EQUITY - continued

Balance, December 31, 2006			10,659,449	10,659	1,509,988	-	(1,520,647)	-

Common shares issued for services	15-Jun-07	$0.01	1,050,000	1,050	9,450			10,500
Common shares issued for services	01-Oct-07	$0.05	618,000	618	30,282			30,900

Net Income / (Loss)							(63,206)	(63,206)

Balance, December 31, 2007			12,327,449	12,327	1,549,720	-	(1,583,853)	(21,806)

Common shares issued to acquire
Assets	31-Mar-08	$1.00	627,821	628	627,193			627,821
Common shares issued for services	04-Jun-08	$0.05	415,000	415	20,335			20,750

Net Income / (Loss)							(725,319)	(725,319)

Balance, December 31, 2008			13,370,270	$13,370	$2,197,248	$-	$(2,309,172)	$(98,554)

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

The accompanying notes are an integral part of these statements

STATEMENT OF CASH FLOWS
CRC CRYSTAL RESEARCH CORPORATION
(December 31, 2008, December 31, 2007, and Inception to December 31, 2008)

			March 22, 1993
	Year Ended		(Inception) to
	December 31,		December 31,
	2008	2007	2008
Operating Activities:
Net Profit / (Loss)	$(725,319)	$(63,206)	$(2,309,172)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	627,821	-	826,752
Common Stock issued for Service	20,750	41,400	245,750
Contributed Services	-	-	660,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	26,580	750	18,865
Increase/(Decrease) in Accrued Liabilities	-	-	24,183

Net Cash (Used) by Operating Activities	(50,168)	(21,056)	(500,586)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	52,398	21,556	276,411
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	52,398	21,556	735,283

Net Increase/(Decrease) in Cash	2,230	500	2,730

Cash, Beginning of Period	500	-	-

Cash, End of Period	$2,730	$500	$2,730

Supplemental Information:
Interest Paid	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$627,821	$-	$834,243
Stock issued for Purchase of Assets	$627,821	$-	$627,821
Contributed Capital	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175
Stock issued in lieu of cash for service	$20,750	$41,400	$245,750

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2008 and December 31, 2007 as restated)

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
(December 31, 2008 and December 31, 2007 as restated)

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

Because these are custom made assets, and have had minimal use, the Company believes that the replacement cost of these assets would be greater than the recorded value; as such no impairment was taken at the time of purchase.  SCT, LLC agreed to accept 627,821 common shares for the assets purchased.  The assets purchased follow:

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2008 and December 31, 2007 as restated)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Asset	Cost

Purification Stations - Qty 3
Including Spare Parts and Materials	$593,486
Generator	3,256
Converters - Qty 2	8,500
Gas Cabinet	2,579

Total	$627,821

The Company expected to install and put these purchased assets into production by December 31, 2008.  However, because of the unexpected delays (about six months) in the compliance process allowing the beginning of the funding process, the Company was unable to put these assets into production by year end resulting in the requirement to consider impairment.  FAS 144, paragraph 7 states that “An impairment loss shall be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.”  Paragraph 8 states that, “A long-lived asset shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.”

In considering impairment, the Company determined to first establish the viability of the assets and the reasonableness of the booked value.  It had Ken Knierim, President of Kengineering Technical Services conduct a third party evaluation of these assets.  The evaluation established that the assets are viable and that the replacement value has appreciated.  The Company also obtained a quote from the original manufacturer of the equipment that established the replacement cost to be in excess of the booked value.

There have been no significant changes in the viability and booked value of the assets that would require impairment.  However, because the assets were developed and held by a predecessor company for several years without being put into production, the question arises as to when the assets will be put into production and therefore recoverable?  Because the timing of the installation and operation of the equipment is dependent on the Company’s ability to raise the necessary funds impairment is suggested.  Accordingly, the Company has fully impaired these assets to be compliant with current accounting practices.

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
(December 31, 2008 and December 31, 2007 as restated)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Advertising

The Company expenses advertising as incurred.  There have been no advertising expense since inception.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0 during the year ended December 31, 2008 and $331,459 from inception through December 31, 2008.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $2,309,172 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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
(December 31, 2008 and December 31, 2007 as restated)

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

The Company issued 1,042,821 shares of common stock during the period ended December 31, 2008 as follows:

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2008 and December 31, 2007 as restated)

NOTE 4.	STOCKHOLDERS’ EQUITY - continued

Warrants and Options

Information relating to warrant activity during 2007 and 2008 follows:

Total Warrants outstanding at December 31, 2006	300,000
Less: Warrants Exercised	-
Less: Warrants Expired	-

Total Warrants outstanding at December 31, 2007	300,000
Less: Warrants Exercised	-
Less: Warrants Expired	(140,000)

Total Warrants outstanding at December 31, 2008	160,000

On December 31, 2008 the Company had warrants outstanding for the purchase of an aggregate of 160,000 shares of its Common Stock, which are summarized in the table below.

	Warrants	Exercise	Expiration
	Outstanding	Price	Date

	160,000	$0.50	8-Apr-2011

Total	160,000

All exercise prices and share amounts have been adjusted to account for a 4:1 stock split affected on June 10, 2006.

NOTE 5.	RELATED PARTY PAYABLES

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
(December 31, 2008 and December 31, 2007 as restated)

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

During the year ended December 31, 2008 the Company paid and additional $7,070 in patent maintenance fees.

Current Loans from the CEO

As of December 31, 2008, Dr. Pandelisev has provided short term operating capital to the company in the amount of $73,954.  These are non-interest bearing demand loans.

NOTE 6.	PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $369,897 as of December 31, 2008 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,681,351 the total valuation allowance is a comparable $369,897.  The NOL from continuing operations for the year ended December 31, 2008 does not include the $627,821 impairment expense.

The provision for income taxes for the period ended December 31, 2008 and December 31, 2007 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

	December 31,	December 31,
	2008	2007
Deferred Tax Asset	$21,450	$13,905
Valuation Allowance	(21,450)	(13,905)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2008 and December 31, 2007 as restated)

NOTE 6.	PROVISION FOR INCOME TAXES - continued

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$-	2014
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	-	2025
2006	130,798	2026
2007	63,206	2027
2008	97,498	2028

Total	$1,681,351

NOTE 7.	USE OF PATENTS LICENSE, COMMITMENTS AND CONTINGENCIES

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2008 and December 31, 2007 as restated)

NOTE 7.	USE OF PATENTS LICENSE, COMMITMENTS AND CONTINGENCIES - continued

During the year ended December 31, 2007 the actual costs paid by a related party on behalf of the Company is $18,000 for legal fees associated with patent improvement and maintenance fees related to the license agreement.

During the year ended December 31, 2008 the Company paid actual patent maintenance costs of $7,070.

In addition, the Company will be obligated to pay SCT royalties in varying percentages based on the revenues received from products that incorporate the technology licensed to the Company under the License Agreement.  The License Agreement remains in force until the expiration of the last patent licensed by SCT to CRC.

NOTE 8.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) issued by the Financial Accounting Standards Board (FASB) SFAS 157-163 and their effect on the Company.

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
(December 31, 2008 and December 31, 2007 as restated)

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
(December 31, 2008 and December 31, 2007 as restated)

NOTE 8.	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Moore & Associates, Chartered, Certified Public Accountants.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

ITEM 9A.	CONTROLS AND PROCEDURES - continued

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

ITEM 9B.	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers as of December 31, 2008, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	First Year as Director	Position
Dr. Kiril A. Pandelisev	58	1993	CEO/Director

Charles J. Searock	72	2007	President/Director

Don Meyers	66	2008	Chief Financial Officer

Dr. Don Jackson	74	2007	Director

Alexander Ostrogorsky	51	2007	Director

Dr. Shariar Motakef	51	2007	Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

BUSINESS EXPERIENCE - continued

Dr. Kiril A. Pandelisev, Chief Executive Officer and Chairman of the Board

Dr. Kiril A. Pandelisev joined the Company at its inception in 1993.  From 1975 to 1984, Dr. Pandelisev was a member of the faculty of St. Cyril and Methodius University, Skopje, Macedonia.  From 1979 to 1982, Dr. Pandelisev was an Exchange Scientist at Arizona State University.  From 1985 to 1988, Dr. Pandelisev was a Research Analyst at Arizona State University.  From 1988 to 1990, Dr. Pandelisev was a Research Physicist at Johnson Matthey Electronics.  In 1991, Dr. Pandelisev was a Senior Scientist at Horiba Instruments, Inc.,  Since 1991, Dr. Pandelisev has been employed by various private entities which he owns and controls, including the Crystal Research Corporation .  Dr. Pandelisev received a B.Sc. degree in Applied Physics from St. Cyril and Methodius University, Skopje, Macedonia, in 1973.  Dr. Pandelisev received an M.Sc. degree in Physics from St. Cyril and Methodius University in 1976.  Dr. Pandelisev received a Sc.D degree in Physics from St. Cyril and Methodius University in 1984.  Dr. Pandelisev is an authority on crystal growth, and is the author or contributing author of 17 papers on the subject published in various scientific journals.

Lt. Gen. Charles J. Searock Jr., USAF Retired, President and Director

Lt. Gen. Charles J. Searock Jr. retired from active duty military service in 1993 after almost 37 years in the Air Force and two years in the Army National Guard. He served most recently as the President of the International Tactical Training Center in Denison, Texas and left that position on 31 Dec 06.  He was recently reappointed by the Secretary of the Air Force to the Civil Air Patrol Board of Governors.

For the past six years, the general has consulted in aviation and high technology matters. His background also includes service on the board of directors and as a volunteer president of the Air Victory Museum. From 1996 to 2001, he was CEO/president and a member of the board of directors of Dynasil Corp., a publicly traded high-tech glass manufacturing company. He also spent four years in the general aviation industry as the Air Victory Museum’s original director, as executive vice president of Aero Development Corp., the owner/operator of the South Jersey Regional Airport and as president of Royal Air Inc., a charter air service company he co-founded.

Searock is a 1976 Army War College graduate who commanded at the squadron, wing, center and major command levels. He served as a KC-97 pilot, B-52 pilot/instructor pilot/flight examiner and FB-111 pilot/instructor pilot. He flew 152 B-52 combat missions during the Vietnam War and has accumulated over 7,000 hours of flying time. He was assigned to the Pentagon as a member of the air staff, and he served as Assistant for Plans to the Military Assistant to the President at the White House. He maintains his currency as a commercial multi-engine instrument-rated pilot and is a Civil Air Patrol pilot.

A former member of the National Aviation Hall of Fame Board of Directors, he continues to serve as a member of its Nominating Committee.  He currently serves on the Crystal Research Corporation Board of Directors and is a former member of the New Jersey Governor’s Air and Space Medal Nominating Committee. He is also a member of the Wings Club in New York City, the Air Force Association, the Aircraft Owners and Pilots Association, the Experimental Aircraft Association, the Veterans of Foreign Wars and Military Officers Association.

General Searock graduated from the University of Nebraska, Omaha in 1962 with a BS in Education and from Central Michigan University with a MBA in 1975.  He is married for the past 49+ years to Ann Brackeen Searock and they have four sons and five grandchildren.

Don Meyers, Chief Financial Officer

Mr. Don D. Meyers brings strong financial background to the Company both with regulatory compliance and financial management.  For the past five years Mr. Meyers has specialized in the preparation of GAAP compliant financial statements for public companies, three years as a partner with a PCAOB registered CPA firm and two years as the owner of his own firm.  Mr. Meyers received his Bachelor of Science in Accounting from Arizona State University in December 1984.  Since that time Mr. Meyers spent almost nine years with the Defense Contract Audit Agency as a senior auditor performing a variety of financial and compliance audits resulting is multi-million dollar savings to the Government on new contracts and the recovery of over $10,000,000 returned to the Government from contracts found to be in violation of the Truth in Negotiations act.  Mr. Meyers also spent a year as a fraud auditor with the Department of Justice where his audits resulted in the recovery of funds and the conviction of individuals responsible for defrauding the Medicare and Medicaid programs.  Mr. Meyers has also served as an Operations Officer and Comptroller with both public and private companies.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

BUSINESS EXPERIENCE - continued

Mr. Meyers spent six years un the U.S. Army as an senior accounting specialist where he was directly responsible for the preparation and management of multi-million dollar budgets for battalion size organization or larger.  Mr. Meyers was often cited for his innovations and sound judgment in the management of funds allowing for high operational readiness even in times of limited funding.

Dr. Don Jackson, Director

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

Professor. Alexander Ostrogorsky, Director

Prof. Ostrogorsky is with the Mechanical, Aerospace and Nuclear Engineering Department, Materials Science and Engineering Department, Rensselaer Polytechnic Institute, in Troy, New York.  Prof. Ostrogorsky received his B.S. in Mechanical Engineering from University of Belgrade,  M.S. Nuclear Engineering, Rensselaer Polytechnic Institute and Sc.D. in Mechanical Engineering from  Massachusetts  Institute of Technology, with Minor in Nuclear Engineering.  Prior to joining Rensselaer Polytechnic Institute, he was a Director,  Center for Microgravity and Materials Research (CMMR) and Professor at the Univ. of Alabama in Huntsville, Associate Professor at the Mechanical, Aerospace and Mechanics, Rensselaer Polytechnic Institute and Assistant Professor at the Mechanical Engineering, Columbia University. Prof Ostrogorsky was a Fulbright Fellow at the Rensselaer Polytechnic Institute, Nuclear Engineering Dept in 1980-81, and an Alexander von Humboldt Fellow: Universität Erlangen-Nürnberg, Electronic Materials Lab. In 1991.  Prof. Ostrogorsky is an Associate Editor for the Journal of Crystal Growth, Member of the Executive Committee at the American Association for Crystal Growth (AACG); Fellow of the American Society of Mechanical Engineers (ASME), Associate Fellow at the American Inst. of Aeronautics and Astronautics (AIAA), and member of many other professional organizations.  Prof. Ostrogorsky’s research encompasses heat and mass transfer phenomena occurring in solidification/crystal growth, crystals for gamma ray detectors (semiconductors and scintillators), ternary alloys, and the design of equipment for biomedical research.

 Dr  Shariar Motakef, Director

Prof. Motakef is the founder of CAPE Simulations, Inc., a company serving the thermal engineering, computational, and control needs of the materials processing industry.  Prof. Motakef was an Associate Professor of Mechanical Engineering at Massachusetts Institute of Technology for seven years.  At MIT he was a pioneer in developing high-fidelity large-scale numerical simulation packages and on-line model-based control algorithms for the semiconductor processing industry.  He also led an effort in the development of advanced sensors such as the Full-Field Holographic Temperature and Species (FHTS) sensor for chemical vapor deposition applications.  During his stay at MIT, Prof. Motakef taught graduate and under graduate level courses in thermo-fluids, championed the introduction of simulation-based projects into graduate level curriculum, and led or participated in academic research projects with the nearly 2-million dollars funding provided by DARPA, USAF, NASA, and NSF.  Prof. Motakef has over 40 publications in technical journals and proceedings and has delivered more than 30 lectures in the U.S., Europe, and Japan.  At MIT, he was a consultant to nearly a dozen corporations and a consultant for two Phase I and Phase II SBIR programs supported by NASA to develop CFD codes for materials processing applications.  Prof. Motakef is an editor of Journal of Materials Processing and Manufacturing Science, and a member of the American society of Mechanical Engineering, American Society of Metals, Materials Research Society, American Institute of Aeronautics and Astronautics, and the American Association for Crystal Growth.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT - continued

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 8,907,844 shares of our common stock to the following persons for services as of March 27, 2009:

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	% of Shareholdings

Common	Kiril A. Pandelisev, CEO, and Director	8,189,844	61.25%

Common	Charles J. Searock, President and Director	110,000	.82%

Common	Don Meyers	278,000	2.08%

Common	Dr. Don Jackson	110,000	.82%

Common	Dr. Shariar Motakef	110,000	.82%

Common	Alexander Ostrogorsky	110,000	.82%

The address for Dr. Pandelisev, Charlie Searock, Don Meyers, Dr. Jackson, Alexander Ostrogorsky and Dr. Motakef is 4952 East Encanto Street, Mesa, Arizona 85205.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - continued

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

On December 31, 2008 the Securities and Exchange Commission approved the company’s Form S-1 Registration Statement for the registration of 2,394,605 already issued and outstanding common shares.

CRC Crystal Research Corporation’s principal office space is provided at no cost.  Please refer to the section titled “Description of Property” herein.

PART IV

ITEM 14.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in Item 8 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 8 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14.1	Code of Ethics

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley At of 2002

32.1	Certification pursuant to Title 18 Section 1350

(1)           Incorporated by reference to our Form 10SB (SEC File No. ____________________).

Reports on Form 8k:

23.	8k filed June 28, 2007 (incorporated by reference)

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended December 31, 2008, we were billed and paid $8,500.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended December 31, 2008, we were billed and paid $4,000 for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CRC CRYSTAL RESEARCH CORPORATION

By:  /s/  Dr. Kiril Pandelisev

Dr. Kiril Pandelisev
President, Chief Executive Officer,
and Director

Dated:   March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Dr. Kiril Pandelisev

President, Chief Executive Officer,                                       Dated:   March 27, 2009
Director