Form 10-Q
period 2009-03-31
CRC CRYSTAL RESEARCH CORP
filed 2009-05-14
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________________________________________

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2009

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

(480) 452-3301

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
BALANCE SHEET
As of March 31, 2009 (Unaudited), and December 31, 2008 (Audited)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$1,015	$2,730

Total Current Assets	1,015	2,730

Fixed Assets
Equipment - Net	-	-

Total Fixed Assets	-	-

Total Assets	$1,015	$2,730

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$30,070	$27,330
Loans Payable - Related Parties	83,043	73,954

Total Current Liabilities	113,113	101,284

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and 13,370,270 shares outstanding on
March 31 2009 and December 31, 2008	13,370	13,370

Paid in Capital	2,197,248	2,197,248

Accumulated Deficit During
Development Stage	(2,322,716)	(2,309,172)

Total Stockholders' Equity	(112,098)	(98,554)

Total Liabilities and Stockholders' Equity	$1,015	$2,730

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
INCOME STATEMENT
As of March 31, 2009 (Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009

Operating Expenses
General and Administrative	$5,608	$2,906	$1,105,240
Loss on Sale of Asset	-	-	7,491
Patent Maintenance	-	1,955	7,070
Research and Development	-	-	331,459
Professional Fees	7,936	9,428	140,675

Total Expenses	13,544	14,289	1,591,935

(Loss) from Operations	(13,544)	(14,289)	(1,591,935)

Other Income (Expenses)
Other Income	-	-	6,654
Gain on Write-Off of Debt			230,000
Impairment of Manufacturing Equipment			(826,752)
Interest Expense	-	-	(140,683)

Net Income/(Loss)	$(13,544)	$(14,289)	$(2,322,716)

Basic and Diluted (Loss) per Share	$(0.00)	$(0.00)	$(0.49)

Weighted Average Basic and Diluted
Number of Shares Outstanding	13,037,287	12,327,449	4,722,551

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY
As of September 30, 2008 (Unaudited)

							Deficit
							Accumulated
		Price					During the
	Issue	Per	Common Stock		Paid in	Subscriptions	Development	Total
	Date	Share	Shares	Amount	Capital	Receivable	Stage	Equity
Balance, December 31, 2008			13,370,270	13,370	2,197,248	-	(2,309,172)	(98,544)

Net (Loss)							(13,544)	(13,544)

Balance, March 31, 2009			13,370,270	$13,370	$2,197,248	$-	$(2,322,716)	$(112,098)

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
As of September 30, 2008 and September 30, 2007 (Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Operating Activities:
Net (Loss)	$(13,544)	$(14,289)	$(2,322,716)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Impairment of Manufacturing Equipment	-	-	826,752
Common Stock issued for Service	-	-	245,750
Contributed Services	-	-	660,000
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts Payable	2,740	1,955	21,605
Increase/(Decrease) in Accrued Liabilities	-	-	24,183

Net Cash Used by Operating Activities	(10,804)	(12,234)	(511,390)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase		-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	9,089	14,284	285,500
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	9,089	14,284	744,372

Net Increase/(Decrease) in Cash	(1,715)	1,950	1,015

Cash, Beginning of Period	2,730	500	-

Cash, End of Period	$1,015	$2,450	$1,015

Supplemental Information:
Interest Paid	$-	$-	$140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$834,243
Stock issued for Purchase of Assets	$-	$627,821	$627,821
Contributed Capital	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175
Stock issued in lieu of cash for service	$-	$41,400	$245,750

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)

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

Earnings/(Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of March 31, 2009, the Company had 300,000 in common stock purchase warrants outstanding as common stock equivalents, respectively.

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
(March 31, 2009 and December 31, 2008)

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)

NOTE  2.        SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES - continued

Outstanding Warrants

As of March 31, 2009 the Company has 300,000 outstanding warrants to purchase common stock.  See Note 4 for details.

Advertising

The Company expenses advertising as incurred.  There have been no advertising expense since inception.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0.00 during the year ended December 31, 2008 and $331,459 from inception through March 31, 2009.

NOTE 3.         GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $2,322,716 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

On December 3, 2007 the Company registered 4,000,000 common shares and 2,000,000 options to purchase common shares under an S-8 Non-Qualified Stock Compensation Plan to assist in the acquisition of services and provide incentives for employees as it executes its business plan of which zero shares have been issued or committed.  The Form S-8 was subsequently withdrawn.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)

NOTE 4.         STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

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

On March 31, 2009 the Company had warrants outstanding for the purchase of an aggregate of 160,000 shares of its Common Stock, which are summarized in the table below.

	Warrants	Exercise	Expiration
	Outstanding	Price	Date

	160,000	$0.50	8-Apr-2011

Total	160,000

All exercise prices and share amounts have been adjusted to account for a 4:1 stock split affected on June 10, 2006.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)

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

During the year ended December 31, 2008 the Company paid an additional $7,070 in patent maintenance fees.

Current Loans from the CEO

As of March 31, 2009, Dr. Pandelisev has provided short term operating capital to the company in the amount of $83,043.  These are non-interest bearing demand loans.

NOTE 6.        PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $372,877 as of March 31, 2009 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,694,895 the total valuation allowance is a comparable $372,877.  The NOL from continuing operations for the year ended December 31, 2008 does not include the $627,821 impairment expense.

The provision for income taxes for the period ended March 31, 2009 and the year ended December 31, 2008 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

	March 31,	December 31,
	2009	2008
Deferred Tax Asset	$2,980	$21,450
Valuation Allowance	(2,980)	(21,450)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)

NOTE 6.        PROVISION FOR INCOME TAXES - continued

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$-	2014
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	-	2025
2006	130,798	2026
2007	63,206	2027
2008	97,498	2008
YTD 2009	13,544	2009

Total	$1,694,895

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
(March 31, 2009 and December 31, 2008)

NOTE  8.        THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting pronouncements issued by the Financial Accounting Standards Board (FASB) and their effect on the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

NOTE  9.        SUBSEQUENT EVENTS

On April 8, 2009 the Company entered into an equity line of credit agreement or equity drawdown facility with Auctus Private Equity Fund, LLC as a possible source of funding.  The agreement included a $5,000 fee payable to Auctus upon closing of the first Drawdown.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2009 and 2008

Revenues.  The Company did not generate any revenues in the three months ended March 31, 2009 or 2008.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $13,544 and $14,289 in the three months ended March 31, 2009 and 2008, respectively.  The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Net Loss.  The Company generated a net loss of $(13,544) in the three months ended March 31, 2009 compared to a net loss of $14,289) in the three months ended September 30, 2008.  The Company does not believe that its financial results for 2007 or 2006 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of March 31, 2008, the Company had negative net working capital of $(112,098) compared to a negative net working capital of $(98,554) at December 31, 2008.  At March 31, 2009, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

The Company's operations to date have been concentrated on the development of proprietary technology for homeland security applications.  Through 2008, the Company funded its working capital needs primarily through the issuance of convertible notes, common stock in private placements and loans from Dr. Pandelisev.  As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of developing the capability to manufacture its products.  The Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

The Company's independent auditors have included an explanatory paragraph in their report on the December 31, 2008 financial statements discussing issues which raise substantial doubt about the Company's ability to continue as a going concern.  The going concern qualification is attributable to the Company's historical operating losses, the Company's lack of cash reserves and capital, and the amount of capital which the Company projects it needs to achieve profitable operations.  The Company has not resolved the issues that caused the auditors to include the explanatory report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2009.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to an existing material weakness in our internal control over financial reporting as discussed below.

Change in Internal Control over Financial Reporting

In our annual report on Form 10-K for the fiscal year ended December 31, 2008, management identified a material weakness due to: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. Management believes that this material weakness did not have an effect on our current financial results due to the limited amount of transactions.  However, management believes that this material weakness could result in a material misstatement in our financial statements in future periods.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

Plan for Remediation

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  We also plan to appoint one or more independent members to our board of directors who shall be appointed to an audit committee.  This will result in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures.

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

CRC CRYSTAL RESEARCH CORPORATION

Date: May 14, 2009	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.