Form 10-Q
period 2009-06-30
CRC CRYSTAL RESEARCH CORP
filed 2009-08-19
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
BALANCE SHEET
As of June 30, 2009 (Unaudited), and December 31, 2008 (Audited)

		December 31,
	June 30,	2008
	2009	(Audited)

ASSETS

Current Assets
Cash	$-	$2,730

Total Current Assets	-	2,730

Fixed Assets
Equipment - Net (see note 2)	-	-

Total Fixed Assets	-	-

Total Assets	$-	$2,730

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable	$374,926	$237,043
Loans Payable - Related Parties	88,671	73,954

Total Current Liabilities	463,597	310,997

Stockholders' Equity

Preferred Stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, authorized
450,000,000 shares, par value $0.001,
issued and outstanding on June 30,
2009 and December 31, 2008
14,012,270 and 13,370,270 shares
respectively	14,012	13,370

Paid in Capital	6,514,039	6,412,245

Accumulated Deficit During
Development Stage	(6,991,648)	(6,733,882)

Total Stockholders' Equity	(463,597)	(308,267)

Total Liabilities and Stockholders' Equity	$-	$2,730

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
INCOME STATEMENT
As of June 30, 2009 (Unaudited)

					March 22, 1993
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Operating Expenses
General and Administrative	$55,889	$89,263	$191,531	$92,169	$1,592,176
Loss on Sale of Asset	-	-	-	-	7,491
Patent Maintenance	-	5,115	-	7,070	7,070
Research and Development	-	-	-	-	331,459
Professional Fees	12,649	2,122	66,235	11,550	1,320,924

Total Expenses	68,538	96,500	257,766	110,789	3,259,120

(Loss) from Operations	(68,538)	(96,500)	(257,766)	(110,789)	(3,259,120)

Other Income (Expenses)
Other Income	-	-	-	-	6,654
Gain on Write-Off of Debt					230,000
Loss on Conversion from Debt to Stock	-	-	-	-	(3,001,747)
Impairment of Manufacturing Equipment	-	-	-	-	(826,752)
Interest Expense	-	-	-	-	(140,683)

Net Income/(Loss) before Income Taxes	(68,538)	(96,500)	(257,766)	(110,789)	(6,991,648)

Provision for Income Tax	-	-	-	-	-

Net Income/(Loss)	$(68,538)	$(96,500)	$(257,766)	$(110,789)	$(6,991,648)

Basic and Diluted (Loss) per Share	$(0.00)	$(0.01)	$(0.02)	$(0.01)	$(1.48)

Weighted Average Basic and Diluted
Number of Shares Outstanding	14,012,270	13,703,841	13,810,292	12,700,645	4,722,551

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY
As of June 30, 2009 (Unaudited)

						Deficit
						Accumulated
		Price				During the
	Issue	Per	Common Stock		Paid in	Development	Total
	Date	Share	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2008			13,370,270	13,370	6,412,245	(6,733,882)	(308,267)

Common shares issued for services	01-Mar-09	$0.42	612,000	612	89,374		89,986
Common shares issued for services	16-Jan-09	$0.42	30,000	30	12,420		12,450
Net Income / (Loss)						(257,766)	(257,766)

Balance, June 30, 2009			14,012,270	$14,012	$6,514,039	$(6,991,648)	$(463,597)

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
As of June 30, 2009 (Unaudited)

			March 22, 1993
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2009	2008	2009
Operating Activities:
Net Profit / (Loss)	$(257,766)	$(110,789)	$(6,991,648)

Adjustments to reconcile Net (Loss) to cash:
Depreciation	-	-	25,545
Loss on Sale of Asset	-	-	7,491
Loss on Conversion from Debt to Stock	-	-	3,001,747
Impairment of Manufacturing Equipment	-	-	826,752
Common Stock issued for Service	102,436	20,750	1,561,436
Contributed Services	-	-	660,000
Changes in Assets and Liabilities			-
Increase/(Decrease) in Accounts Payable	137,883	59,003	366,461
Increase/(Decrease) in Accrued Liabilities	-	-	24,183

Net Cash (Used) by Operating Activities	(17,447)	(31,036)	(518,033)

Investment Activities:
Equipment Purchase	-	-	(17,858)
Manufacturing Equipment Purchase	-	-	(214,109)

Cash Used by Investment Activities	-	-	(231,967)

Financing Activities:
Net Proceeds from loans - Related Parties	14,717	32,658	291,128
Proceeds from Series A Convertible Notes	-	-	200,000
Proceeds from sale of Common Stock	-	-	258,872

Cash Provided by Financing Activities	14,717	32,658	750,000

Net Increase/(Decrease) in Cash	(2,730)	1,622	(0)

Cash, Beginning of Period	2,730	500	-

Cash, End of Period	0	$2,122	$(0)

Supplemental Information:
Interest Paid	$-	$-	140,683
Income Taxes Paid	$-	$-	$-

Non-Cash Activities:
Loss on Sale and Impairment of Assets	$-	$-	$834,243
Stock issued for Purchase of Assets	$-	$627,821	$627,821
Loss on Conversion from Debt to Stock	$-	$-	$3,001,747
Contributed Capital	$-	$-	$660,000
Stock issued to Convert Notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175
Stock issued in lieu of cash for service	$102,436	$20,750	$1,561,436

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2009 and December 31, 2008)

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

Earnings/(Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of June 30, 2009, the Company had 160,000 in common stock purchase warrants outstanding as common stock equivalents, respectively.

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
(June 30, 2009 and December 31, 2008)

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

Outstanding Warrants

As of June 30, 2009 the Company has 160,000 outstanding warrants to purchase common stock.  See Note 4 for details.

Advertising

The Company expenses advertising as incurred.  There have been no advertising expense since inception.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0.00 during the three and six month ended June 30, 2008 and $331,459 from inception through June 30, 2009.

Restatement

During the period the Company noted that non-cash common stock transactions were not properly valued.  The method for determining fair market value for the common stock at the time of the transaction was inappropriate.  The Company also noted during the period that the executive officer’s employment agreements were not accounted for in the proper time period.  These errors resulted in a decrease in retained earnings of $4.4 million at December 31, 2008.  These errors also resulted in a decrease in net income of $51, 183 and $221,057 in the six months ended June 30, 2008 and June 30, 2009, respectively.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2009 and December 31, 2008)

NOTE 3.                      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $2,345,881 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.                      STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2009, there were 14,012,270 shares of common stock outstanding, and no shares of preferred stock outstanding.

The Company issued 1,042,821 shares of common stock during the six-months ended June 30, 2008 as follows:

●
On March 31, 2008 the Company issued 627,821 common shares to acquire certain crystal growth and material purification assets valued at $627,821 from SCT, LLC.  The assets were valued at the actual cost to the predecessor related party and the number of shares issued are the number of shares negotiated.

●
On June 4, 2008 the company issued 300,000 common shares at $0.50 for consulting services of $150,000; 110,000 Common Shares at $0.50 for $55,500 executive compensation and 5,000 common shares at $0.50 for $2,500 bookkeeping services.

The Company issued 642,000 shares of common stock during the period ended June 30, 2009 as follows:

●
On March 1, 2009 the Company issued 612,000 common shares at $0.42.  The Board of Directors received 550,000 of these shares as part of their annual compensation for services.  The remaining 62,000 for were issued for legal and other services.

●	On January 16, 2009 the company issued 30,000 common shares at $0.50 for consulting services.

Warrants and Options

Information relating to warrant activity follows:

Total Warrants outstanding at December 31, 2008	160,000
Less: Warrants Exercised	-
Less: Warrants Expired	-

Total Warrants outstanding at June 30, 2009	160,000

On June 30, 2009 the Company had warrants outstanding for the purchase of an aggregate of 160,000 shares of its Common Stock, which are summarized in the table below.

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2009 and December 31, 2008)

NOTE 5.                      RELATED PARTY PAYABLES - continued

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

Current Loans from the CEO

As of June 30, 2009, Dr. Pandelisev has provided short term operating capital to the company in the amount of $88,671.  These are non-interest bearing demand loans.

NOTE 6.                      PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $372,877 as of March 31, 2009 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $1,718,060 the total valuation allowance is a comparable $377,973.  The NOL from continuing operations does not include the $627,821 impairment expense.

The provision for income taxes for the three and six months ended June 30, 2008 and 2009 is calculated by applying the statutory rate of 22% to the loss from continuing operations and deducting appropriate taxes and allowances as follows:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Deferred Tax Asset	$5,096	$9,970	$8,076	$8,076
Valuation Allowance	(5,096)	(9,970)	(8,076)	(8,076)
Current Taxes Payable	-	-	-	-

Income Tax Expense	$-	$-	$-	$-

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$-	2014
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	-	2025
2006	130,798	2026
2007	63,206	2027
2008	97,498	2028
YTD 2009	23,165	2029

Total	$1,718,060

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2009 and December 31, 2008)

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

During the six months ended June 30, 2008 the Company paid actual patent maintenance costs of $7,070.

In addition, the Company will be obligated to pay SCT royalties in varying percentages based on the revenues received from products that incorporate the technology licensed to the Company under the License Agreement.  The License Agreement remains in force until the expiration of the last patent licensed by SCT to CRC.

NOTE  8.                       THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were not accounting pronouncements issued during the reporting period that would have a material impact on the Company.

NOTE  9.                       SUBSEQUENT EVENTS

Merger

On August 7, 2009, the Company entered into a merger agreement with Arizona Quartz Tech, Inc., a Arizona corporation (the “Merger”).  The terms of the Merger consist of the principals and shareholders of Arizona Quartz Tech, Inc. exchanging the total amount of 100,000 common shares issued and outstanding to CRC Crystal Research Corporation in exchange for CRC Crystal Research Corporation issuing 1,000,000 common shares of restricted stock.  The Merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and the parties intend their Agreement to qualify as a "plan of reorganization" within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a), and the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the CRC Crystal Research Corporation security holders reside.

All issued and outstanding common shares of Arizona Quartz Tech, Inc. were acquired from the principals of Arizona Quartz Tech, Inc. who are also the principal shareholders of the Company.  None of the principals of Arizona Quartz Tech, Inc. are affiliates of any of the principals of CRC Crystal Research Corporation.

Change in Executive Agreements

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

RESULTS OF OPERATIONS

On August 7, 2009, the Company entered into a merger agreement with Arizona Quartz Tech, Inc., a Arizona corporation (the “Merger”).  The terms of the Merger consist of the principals and shareholders of Arizona Quartz Tech, Inc. exchanging the total amount of 100,000 common shares issued and outstanding to CRC Crystal Research Corporation in exchange for CRC Crystal Research Corporation issuing 1,000,000 common shares of restricted stock.  The Merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and the parties intend their Agreement to qualify as a "plan of reorganization" within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a), and the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the CRC Crystal Research Corporation security holders reside.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

RESULTS OF OPERATIONS - continued

All issued and outstanding common shares of Arizona Quartz Tech, Inc. were acquired from the principals of Arizona Quartz Tech, Inc. who are also the principal shareholders of the Company.  None of the principals of Arizona Quartz Tech, Inc. are affiliates of any of the principals of CRC Crystal Research Corporation.

Results of Operations for the Three Months ended June 30, 2009 and 2008

Revenues.  The Company did not generate any revenues in the three months ended June 30, 2009 or 2008.  In the 1990’s, the Company raised capital to finance its entry into the business of manufacturing crystals using technology developed by Dr. Kiril A. Pandelisev, but the Company was unable to commence active production.  The Company has recently renewed its efforts to enter the business of manufacturing crystals, which includes signing a new license agreement to utilize the underlying technology.  However, the Company will not be able to enter the business, and generate revenues, until it has raised capital.

Operating Expenses.  The Company incurred operating expenses of $23,154 and $45,317 in the three months ended June 30, 2009 and 2008, respectively.  General and administrative expenses decreased $27,564 from 2008 due to a lack of operational activity.  This was partially offset by an increase of $10,527 professional fees due to additional accounting and legal fees related to public filings. The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Results of Operations for the Six Months ended June 30, 2009 and 2008

Revenues.  The Company did not generate any revenues in the six months ended June 30, 2009 or 2008.

Operating Expenses.  The Company incurred operating expenses of $23,154 and $45,317 in the three months ended June 30, 2009 and 2008, respectively.  General and administrative expenses decreased $27,564 from 2008 due to a lack of operational activity.  This was partially offset by an increase of $10,527 professional fees due to additional accounting and legal fees related to public filings. The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Liquidity and Capital Resources

As of June 30, 2009, the Company had negative net working capital of $(135,263) compared to a negative net working capital of $(98,554) at December 31, 2008.  At June 30, 2009, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees.

The Company's operations to date have been concentrated on the development of proprietary technology for homeland security applications.  Through June 30, 2009, the Company funded its working capital needs primarily through the issuance of convertible notes, common stock in private placements and loans from Dr. Pandelisev.  As a part of its growth strategy, however, the Company requires greater working capital to fund the costs of developing the capability to manufacture its products.  The Company is currently exploring other avenues for additional financing in order to enable the Company to expedite the implementation of its business plan and achieve profitability.

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

CRC CRYSTAL RESEARCH CORPORATION
Date: August 19, 2009	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Executive Officer And Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.