Form 10-Q
period 2009-09-30
CRC CRYSTAL RESEARCH CORP
filed 2009-11-23
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒; No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐; No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐; No ☒

The number of issuer’s shares of Common Stock outstanding as of November 23, 2009 was 17,236,870 shares of its Common Stock, $0.001 par value.

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$9,317	$2,730
Accounts receivable, net	31,039	-
Inventory	9,841	-
Other current assets	2,245	-

Total current assets	52,442	2,730

Equipment, net of accumulated depreciation of $349 and $0	125,774	-
Other long-term assets	414	-

Total assets	$178,630	$2,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued liabilities	$83,152	$39,510
Accounts payable & accrued liabilities – related party	81,093	283,750
Short-term debt	7,884	-
Advances from shareholders	95,831	73,954

Total current liabilities	267,960	397,214

Stockholders' deficit
Preferred stock, par value $0.001,
50,000,000 shares authorized
none issued or outstanding	-	-

Common stock, par value $0.001
450,000,000 shares authorized,
16,886,870 and 13,370,270 issued and
outstanding	16,887	13,370
Paid-in capital	3,647,181	2,197,248
Accumulated deficit	(3,753,398)	(2,605,102)

Total stockholders' deficit	(89,330)	(394,484)

Total liabilities and stockholders' deficit	$178,630	$2,730

The accompanying notes are an integral part of these statements.

CRC Crystal Research Corporation
CONSOLIDATED INCOME STATEMENTS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$79,719	$-	$79,719	$-
Cost of goods sold	48,578	-	48,578	-
Gross profit	31,141	-	31,141	-

General and administrative	94,693	126,560	1,178,886	256,166
Depreciation expense	349	-	349	-
Loss from operations	(63,901)	(126,560)	(1,148,094)	(256,166)

Interest Expense	(202)	-	(202)	-

Net loss	$(64,103)	$(21,560)	$(1,148,296)	$(256,166)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.08)	$(0.02)

Basic and diluted weighted average
number of shares outstanding	14,504,965	13,370,270	14,363,315	12,925,483

The accompanying notes are an integral part of these statements.

CRC Crystal Research Corporation
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2009
(Unaudited)

		Price
	Issue	Per	Common Stock		Paid-in	Accumulated
	Date	Share	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008			13,370,270	$13,370	$2,197,248	$(2,605,102)	$(394,484)

Common shares issued for services	01/16/09	$0.500	30,000	30	14,970		15,000
Common shares issued for assets	02/14/09	$0.000	44,600	45	(45)		-
Common shares issued for services	03/01/09	$1.400	612,000	612	856,188		856,800
Common shares issued for compensation	07/28/09	$0.505	840,000	840	419,160		420,000
Common shares issued for services	07/31/09	$0.035	190,000	190	6,460		6,650
Common shares issued for purchase of Arizona Quartz Tech, Inc.	08/07/09	$0.035	1,000,000	1,000	34,000		35,000
Common shares issued for assets	09/30/09	$0.150	800,000	800	119,200		120,000
Net (Loss)						(1,148,296)	(1,148,296)

Balance, September 30, 2009			16,886,870	$16,887	$3,647,181	$(3,753,398)	$(89,330)

The accompanying notes are an integral part of these statements.

CRC Crystal Research Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,148,296)	$(256,166)

Adjustments to reconcile net loss) to cash:
Depreciation	349	-
Common stock issued for services	1,018,450	20,750
Changes in assets and liabilities
Decrease in accounts receivable	19,116	-
Decrease in other long-term assets	70	-
Increase in accounts payable and accrued liabilities	22,492	20,070
Increase in accounts payable – related parties	70,833	175,000

Net Cash Used by Operating Activities	(16,986)	(40,346)

Cash Flows From Investing Activities
Cash received in acquisition of Arizona Quartz Tech, Inc	2,154	-

Cash Provided by Investment Activities	2,154	-

Cash Flows From Financing Activities:
Advances from shareholders	21,877	43,237
Net payments of loans	(458)	-

Cash Provided by Financing Activities	21,419	43,237

Net increase in cash	6,587	2,891

Cash, Beginning of Period	2,730	500

Cash, End of Period	$9,317	$3,391

Supplemental Information:
Interest paid	$202	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Stock issued for purchase of assets	$110,159	$627,821
Stock issued for inventory	$9,841	$-
Stock issued to settle accrued payroll	$280,000	$-

The accompanying notes are an integral part of these statements.

CRC Crystal Research Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  1.             GENERAL ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

CRC Crystal Research Corporation (“CRC Arizona” or the “Company”) was organized in the state of Arizona on March 22, 1993. CRC Arizona had difficulty obtaining sufficient capital to maintain operations and ceased active operations in 1999. In June, 2006, CRC Arizona’s board approved a plan to reincorporate in the State of Nevada. CRC Arizona completed the reincorporation by filing of Articles of Merger with the States of Arizona and Nevada on September 21, 2006, which affected the merger of the CRC Arizona with and into CRC Crystal Research Corporation (“CRC Nevada”), a Nevada corporation. Prior to filing the Articles of Merger, CRC Nevada was a wholly-owned subsidiary of CRC Arizona. CRC Arizona and CRC Nevada shall be referred to collectively as the “Company.”

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

The Company exited the development stage during the third quarter of 2009 with the acquisition of Arizona Quartz Tech, Inc. as further discussed in Note 5.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Management's Discussion and Analysis and the audited financial statements and notes thereto contained in our 2008 Annual Report filed with the Securities and Exchange Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported on Form 10-K have been omitted.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change in the future as more information becomes available, which could impact the amounts reported and disclosed herein. Actual results may differ materially from estimates.

NOTE 2.              GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has only generated minimal revenues, has accumulated a loss of $3,753,398 as of September 30, 2009, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE  3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Fair Value of Financial Instruments

As of September 30, 2009, the fair value of cash, accounts receivable, and accounts payable approximate carrying values because of the short-term nature of these instruments.

CRC Crystal Research Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed on a straight-line method basis over the estimated useful lives of five to ten years.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income (loss) by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be anti-dilutive.  Common stock equivalents as of September 30, 2009 that were excluded from the diluted earnings per share calculation consisted of 160,000 warrants to purchase shares of the Company’s stock.

Revenue Recognition

We recognize net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or “ASC 105-10”), which amends Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 (ASC 105-10) became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 (ASC 105-10)  superseded all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 (ASC 105-10)  became non-authoritative. SFAS 168 (ASC 105-10)  is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 (ASC 105-10) did not have a material impact on the Company’s financial position, cash flows or result of operations.

Other recently issued or adopted accounting pronouncements are not expected to have, or did not have, a material effect on the Company’s operations or financial position.

NOTE  4.             DEBT

As a result of the acquisition of Arizona Quartz Tech, Inc. (“AQT”) on August 7, 2009, the Company assumed $8,343 in debt.  At September 30, 2009 the Company had $7,884 recorded in short-term debt. The borrowing rate of the debt is 9% per year and is due by February 10, 2012.  The loan agreement requires AQT to obtain a written consent from the lender before organizing, merging into, or consolidating with an entity; acquiring all or substantially all of another entity; materially changing its legal structure, management, ownership or financial condition; or affecting or entering into a domestication, conversion or interest exchange.  Since AQT and the Company did not receive a waiver from the lender, the Company has classified the debt as short-term.

CRC Crystal Research Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  5.             ACQUISITION OF ARIZONA QUARTZ TECH AND OTHER ASSETS

Arizona Quartz Tech, Inc.

On August 7, 2009, the Company entered into a merger agreement with AQT, an Arizona corporation (the “Merger”).  The terms of the Merger consist of the principals and shareholders of AQT. exchanging their ownership interest in AQT for 1,000,000 restricted common shares of the Company valued at $35,000 based upon the price of our common stock on the date of the agreement.  All issued and outstanding common shares of AQT were acquired by the Company and as a result, AQT became a wholly-owned subsidiary of the Company.  None of the principals of AQT were affiliates of any of the principals of the Company.

The acquisition has been accounted for in accordance with the provisions of Statement of Financials Standards No. 141R “Business Combinations” (ASC 805). The total purchase price was allocated to the net tangible assets based on the estimated fair values.  The preliminary allocation of the purchase price was based upon valuation data as of August 7, 2009 and the estimates and assumptions are subject to change.  The initial purchase price allocation may be adjusted within one year of the effective date of the acquisition for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process. The preliminary allocation of the purchase price is as follows:

Assets:
Cash and cash equivalents	$2,154
Accounts receivable	50,155
Prepaid and other current assets	2,245
Property and equipment, net	15,965
Other long term assets	484
71,003

Liabilities:
Accounts payable	(27,660)
Short-term debt	(8,343)
(36,003)

Total net assets acquired	$35,000

On an unaudited pro forma basis, the combined information represents the combined operations of the Company as though Arizona Quartz Tech, Inc. had been acquired as of the beginning of each of the reported periods. The pro forma results are not necessarily indicative of what would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro forma
Three months ended September 30, 2009
Revenues	$79,719	$134,273
Net loss	(64,103)	(57,981)
Net loss per share	(0.00)	(0.00)

Three months ended September 30, 2008
Revenues	$-	$143,051
Net loss	(21,560)	(46,518)
Net loss per share	(0.00)	(0.00)

Nine months ended September 30, 2009
Revenues	$79,719	$304,592
Net loss	(1,148,296)	(1,139,417)
Net loss per share	(0.08)	(0.08)

Nine months ended September 30, 2008
Revenues	$-	$134,273
Net loss	(256,166)	(212,434)
Net loss per share	(0.02)	(0.02)

CRC Crystal Research Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  5.             ACQUISITION OF ARIZONA QUARTZ TECH AND OTHER ASSETS - continued

On September 30, 2009, the Company issued 800,000 shares of common stock for the purchase of machining assets of Scott Westberry’s MacFab from Gilbert, Arizona, and the machining assets of Aaron Jensen, from Mesa, Arizona. The transaction was valued at the closing price of the shares on the date of issuance of $0.15 per share.  This transaction resulted in the Company recording $110,159 in equipment and $9,841 in inventory.

NOTE  6.             INVENTORY

Inventories consist of raw materials and low cost consumption supplies used in the manufacturing process and work in process. Inventory is valued at the lower of cost or market value using the weighted average cost method. Management reviews its inventories periodically to determine if any reserves are necessary for potential obsolescence or if a write down is necessary because the carrying value exceeds net realizable value.  There are no provisions for obsolete or slow moving inventories as of September 30, 2009.

NOTE  7.             COMMITMENTS AND CONTINGENCIES

Upon acquisition of AQT, the Company assumed an operating lease agreement for the rental of office space, certain other facilities for equipment storage and manufacturing areas. Facility rent expense and other common area maintenance charges for the nine months ended September 30 2009 and 2008 were $4,010 and $0, respectively.

As of September 30, 2009, future minimum rental and lease commitments under the terms of our operating leases are as follows:

Years Ending:
December 31, 2009	$4,392
December 31, 2010	17,783
December 31, 2011	15,070

Total	$37,245

NOTE  8.             STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of September 30, 2009, there were 16,886,870 shares of common stock outstanding, and no shares of preferred stock outstanding.

The Company issued 3,516,600 shares of common stock in 2009 in the following transactions:

•
On January 16, 2009, the Company issued 30,000 shares of common stock for accounting services.  The transaction was valued at $0.50 per share using the valuation of the company obtained in the prior period.

•
On February 14, 2009, the Company issued 44,600 shares of common stock to acquire certain assets from Company’s Chief Executive Officer.  The assets were determined to have a fair market value of $0 and the transaction was valued at par.

•
On March 1, 2009, the Company issued 550,000 shares of common stock to the Company’s Board of Directors and 62,000 shares of common stock for professional services. Both of these transactions were valued at the closing price of the shares on the date of issuance of $1.40 per share.

•
On July 28, 2009, the Company issued 240,000, 260,000, and 340,000 shares of common stock to the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officers, respectively.  The common stock was issued in lieu of compensation per each officer’s management agreement.  The shares were valued at $0.50 per share, which was determined based on the officer’s compensation in their respective management agreement.

CRC Crystal Research Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  8.             STOCKHOLDERS’ EQUITY - continued

Common Stock- continued

•
On July 31, 2009, the Company issued 190,000 shares of common stock for professional services. These transactions were valued at the closing price of the shares on the date of issuance of $.035 per share.

•
On August 7, 2009, the Company issued 1,000,000 shares of common stock for the purchase of 100% of Arizona Quartz Tech, Inc.’s common stock. The transaction was valued at the closing price of the shares on the date of issuance of $0.035 per share.  This transaction resulted in a gain on acquisition of $5,227.

•
On September 30, 2009, the Company issued 800,000 shares of common stock for the purchase of assets. The transaction was valued at the closing price of the shares on the date of issuance of $0.15 per share.  This transaction resulted in the Company recording $110,159 in equipment and $9,841 in inventory.

Warrants and Options

Information relating to warrant activity follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Total Warrants outstanding at December 31, 2008	160,000	$0.50
Less: Warrants Exercised	-	-
Less: Warrants Expired	-	-

Total Warrants outstanding at September 30, 2009	160,000	0.50

On September 30, 2009 the Company had warrants outstanding for the purchase of an aggregate of 160,000 shares of its common stock, which are summarized in the table below.

	Warrants	Exercise	Expiration
	Outstanding	Price	Date

	160,000	$0.50	April 8, 2011

Total	160,000

At September 30, 2009, outstanding warrants had no intrinsic value.

On April 23, 2009, the Board of Directors approved non-qualified stock option plan for the Company’s management. As of September 30, 2009, no stock options have been issue from this plan.

NOTE  9.             RELATED PARTY PAYABLES

As of September 30, 2009, the Company has accrued payroll for executive officers of $81,093.

As of September 30, 2009, the Company’s Chief Executive Officer, Dr. Pandelisev, has provided short-term operating capital to the company in the amount of $95,831.  These are non-interest bearing demand loans.

NOTE  10.           SUBSEQUENT EVENTS

On October 2009, the Company issued 350,000 shares of common stock for professional services. The transaction was valued at the closing price of the shares on the date of issuance of $0.15 per share.

On November 10, 2009 the Company issued 500,000 shares of common stock as collateral to For Your Information, Inc.  The collateral was used to borrow $35,500 for the purchase of equipment. The debt is due on demand with no other terms associated with the borrowing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our consolidated financial condition and results of operations. The discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and accompanying notes for the three and nine month periods ended September 30, 2008 and 2007, included in this Form 10-Q. The information contained below is subject to risk factors.

This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended.  The forward-looking statements regarding our business and results of operations should be considered by our stockholders or any reader of our business or financial information along with the risk factors discussed in our 2006 Annual Report on Form 10-K.  All statements, other than statements of historical fact, are forward-looking statements for purposes of federal and state securities laws. The cautionary statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, and identify important factors that could cause our actual results to differ materially from those expressed in any projected, estimated or forward-looking statements relating to us.  These forward-looking statements are generally identified by their use of terms and phrases such as "anticipate," "believe," "continue," "could," "estimate," "expect," "hope,"  "intend,"  "may,"  "plan,"  "predict,"  "project,"  "seeks," "will," and other similar terms and phrases, including all references to assumptions.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

There are many types of Crystals that we could produce for many different markets.  Initially, we plan to raise funds to develop the manufacturing capability to produce sodium iodide crystals for two specific markets:  homeland security and energy exploration.  In both cases, initial marketing inquiries indicate that we will be able to sell significant quantities of the crystals if it can develop the manufacturing capability. Furthermore, Dr. Pandelisev has conducted substantial research and development into the manufacture of sodium iodide crystals, and believes his innovative process has the greatest advantages over the Bridgman-Stockbarger Method in terms of productivity and quality in the production of sodium iodide crystals.  In addition, in both cases, the market is dominated by one supplier that is charging and receiving monopoly pricing for its crystals.

Prototype development of sodium iodide crystals, with the proper scintillation properties, using our innovative method has been successful with respect crystals up to 4 inches by 6 inches by 1 inch thick.  Each application requires crystals of a specific size and shape.  There will be some research and development expense necessary to adapt the licensed technology to produce larger crystals, but management believes it will not be significant.

We plan to invest $500,000 in equipment to become production ready and an additional $1.25 million in years two and three. However, the required capital investment will depend greatly on the success of our marketing efforts in both industries.

To become production ready and commence initial production, we estimate it will need 13 employees, none of whom are currently employed by us.  Wey expects that it will need 16 employees in year 2 and 35 employees in year 3, although the actual number will depend greatly on the success of our marketing efforts in both industries.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

MERGER

On August 7, 2009, we entered into a merger agreement (the “Merger”) with Arizona Quartz Tech, Inc., an Arizona corporation (“AQT”).  The terms of the Merger consist of the principals and shareholders of AQT exchanging the total amount of 100,000 common shares issued and outstanding to CRC Crystal Research Corporation in exchange for CRC Crystal Research Corporation issuing 1,000,000 common shares of restricted stock valued at $35,000 based upon the price of our common stock on the date of the agreement.  None of the principals of AQT are affiliates of any of the principals of CRC Crystal Research Corporation.  As a result AQT became our wholly-owned subsidiary.

AQT is a provider of quartz products services to the semiconductor manufacturing industry. Its fused quartz products and services are used in a wide range of high-temperature, chemical-resistant and wear-resistant applications.

The acquisition has been accounted for in accordance with the provisions of Statement of Financials Standards No. 141R “Business Combinations”. The total purchase price was allocated to the net tangible assets based on the estimated fair values.  The preliminary allocation of the purchase price was based upon valuation data as of August 7, 2009 and the estimates and assumptions are subject to change.  The initial purchase price allocation may be adjusted within one year of the effective date of the acquisition for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process. The preliminary allocation of the purchase price is as follows:

Assets:
Cash and cash equivalents	$2,154
Accounts receivable	50,155
Prepaid and other current assets	2,245
Property and equipment, net	15,965
Other long term assets	484
71,003

Liabilities:
Accounts payable	(27,660)
Short-term debt	(8,343)
(36,003)

Total net assets acquired	$35,000

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended September 30, 2009 and 2008

Revenues.  Revenue increased $79,719 from 2008.  The entire increase was due to revenue from AQT, which was purchased during the period. There was no revenue generated from the manufacturing of crystals.

Cost of Goods Sold.  Costs of goods sold increased $48,578 from 2008.  The entire increase was due to cost of goods sold from AQT, which was purchased during the period.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATIONS - continued

General and administrative and depreciation expenses.  We incurred expenses of $94,963 in 2009 compared to $126,560 in 2008. This decrease was mainly due to expenses from AQT, which was purchased during the period ____________________________________________.

Results of Operations for the Nine Months ended September 30, 2009 and 2008

Revenues.  Revenue increased $79,719 from 2008.  The entire increase was due to revenue from AQT, which was purchased during the period. There was no revenue generated from the manufacturing of crystals.

Cost of Goods Sold.  Costs of goods sold increased $48,578 from 2008.  The entire increase was due to cost of goods sold from AQT, which was purchased during the period.

General and administrative and depreciation expenses..  We incurred expenses of $256,166 in 2008 compared to $1,179,235 in 2009. This increase was mainly due to expenses from AQT, which was purchased during the period, and compensation to the board of directors in the form of share grants.

Liquidity and Capital Resources

As of September 30, 2009, we had negative net working capital of $215,518 compared to a negative net working capital of $394,484 at December 31, 2008.   On July 28, 2009, we reached an agreement with the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer to settle $420,000 in accrued payroll, of which $280,000 was accrued at December 31, 2008, for 840,000 shares of common stock.

As a result of the AQT acquisition, we assumed $8,343 in debt.  At September 30, 2009 we had $7,884 recorded in short-term debt. The borrowing rate of the debt is 9% per year and is due by February 10, 2012.  The loan agreement requires AQT to obtain a written consent from the lender before organizing, merging into, or consolidating with an entity; acquiring all or substantially all of another entity; materially changing its legal structure, management, ownership or financial condition; or effecting or entering into a domestication, conversion or interest exchange.  Since we did not receive a waiver from the lender for the merger, we have classified the debt as short-term.  We will continue to work with the lender to get a waiver.  The acquisition of AQT is not expected to positively or negatively impact our liquidity.

Through September 30, 2009, we have funded our working capital needs primarily through the issuance of common stock and loans from Dr. Pandelisev.  As a part of its growth strategy, however, we require greater working capital to fund the costs of developing the capability to manufacture its products.  We are currently exploring other avenues for additional financing in order to enable us to expedite the implementation of its business plan and achieve profitability.

Going Concern Qualification

Our independent auditors have included an explanatory paragraph in their report on the December 31, 2008 financial statements discussing issues which raise substantial doubt about our ability to continue as a going concern.  The going concern qualification is attributable to our historical operating losses, our lack of cash reserves and capital, and the amount of capital which we project we need to achieve profitable operations.  We have not resolved the issues that caused the auditors to include the explanatory report.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or “ASC 105-10”)), which amends Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 (ASC 105-10) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, SFAS 168 (ASC 105-10) will supersede all then existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in SFAS 168 (ASC 105-10) will become non-authoritative. SFAS 168 (ASC 105-10) is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 (ASC 105-10) did not have a material impact on our financial position, cash flows or result of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

Off-Balance Sheet Arrangements

Upon acquisition of AQT we  assumed an operating lease agreement for the rental of office space, certain other facilities for equipment storage and manufacturing areas. Facility rent expense and other common area maintenance charges for the nine-months ended September 30 2009 and 2008 were $4,010 and $0, respectively

As of September 30, 2009, future minimum rental and lease commitments under the terms of our operating leases are as follows:

Years Ending:
December 31, 2009	$4,392
December 31, 2010	17,783
December 31, 2011	15,070

Total	$37,245

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  In preparing these consolidated financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances.  These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet.   On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates.  Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.

Revenue Recognition

We recognize net revenue when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, and acceptance, if applicable, as well as fixed pricing and probable collectibility. We record pricing allowances, including discounts based on contractual arrangements with customers, when we recognize revenue as a reduction to both accounts receivable and net revenue.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2009.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 due to an existing material weakness in our internal control over financial reporting as discussed below.

Item 4.  Controls and Procedures. - continued

Disclosure Controls and Procedures - continued

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

CRC CRYSTAL RESEARCH CORPORATION
Date: November 23, 2009	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer
32*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.