Form 10-K/A
period 2008-12-31
CRC CRYSTAL RESEARCH CORP
filed 2009-12-07
CIK 943690

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Number of shares of our common stock outstanding as of December 4, 2009 is: 16,386,870

The Company’s Transfer Agent is Pacific Stock Transfer Company, 4045 S. Spencer Street, Suite 403, Las Vegas, NV 89119, Phone: 702-361-3033 Fax: 702-433-1979

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2008: 13,370,270 shares of common stock.

EXPLANATORY NOTE

CRC Crystal Research Corporation, a Nevada corporation, is filing this Amendment No. 1 on Form 10-K/A (Amendment) to its annual report on Form 10-K, which was originally filed with the Securities and Exchange Commission (SEC) on  March 31, 2009 (Original Filing) to restate and reissue its audited financial statements for the fiscal year ending December 31, 2008, contained in the Original Filing to include the opinion of GBH CPAs, PC, a registered public accounting firm.  The previously issued statements were audited by Moore and Associates Chartered, whose registration with the Public Company Accounting Oversight Board was revoked in August of 2009.

 The audited financial statements for fiscal year ended December 31, 2008 have been restated to: (1) accrue legal and accounting fees for services rendered during fiscal year 2008, (2)  accrue management salaries earned during fiscal year 2008, and (3) to present in a separate classification within the 2008 financial statements certain payables  to related parties.  The effect of the restatement is described in note 10 to the financial statements contained in this Amendment.  In addition to the restatements discussed above, this Amendment also amends the information contained in Item 7 of the Original Filing.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on From 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

GENERAL - continued

Since inception the Company has been a development stage company. The initial offering provided for the initial prototype crystal growth, modest modeling efforts and initial products tested by third party. Our initial work within our Microscint™ project was focused on pressing and sintering thallium doped sodium iodide powders which resulted in rather mechanically strong scintillators. The initial scintillation properties were measured at Ludlum Instruments in Texas. Scintillation detectors made using this technique are expected to be mechanically strong and many scintillation materials can be fabricated using this method. Some may include scintillator alloys – multiple scintillator materials that emit different wavelengths combined into one detector.  Inexpensive, mechanically very strong and disposable scintillation detectors can be the result from this approach as well. The energy resolution of the crystal pilot line and the Microscint™ material show excellent energy resolution. The declining modest markets for scintillation products in the nineteen nineties and the “.com” era did not help with our fund raising efforts for expansion. The industrial size equipment development was initiated in January of 2000 in collaboration with SCT, LLC, Sematech International and Sandia National Laboratories. Growth of large crystal plates suitable for fabrication of various products for the Homeland Security, energy and semiconductor applications is now possible. The company plans to use this technology for its initial product lines. Our past discussions with Allied Signal (now part of Honeywell), Halliburton, GE Medical, Schlumberger, Lockheed Martin, Canon, Nikon, Intel, Zeiss, Shott Lithotech, Corning, and others indicate that we have very interesting technology that can make products for many industries. Public funding will be needed to provide for the growth of our products in a planned manner.

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

MEMC, Sumitomo Metal, and other offer high purity silicon feed material for our silicon/silicon alloy product lines, Chemetall produces high quality Cesium Iodide powder, Tanumal Chemical from Oklahoma, Stella from Japan, Sérigraphie Richford Inc. from Canada, and others offer calcium Fluoride powder. CRC has over 500 lb of Calcium fluoride powder and there is no shortage of calcium fluoride powder used to make calcium fluoride crystals. Furthermore, CRC intends to produce high purity starting materials or further purify materials offered by others for its production.

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

Except for the Deutsche Bank report and US Government reports, the market size estimates are based on published data that management could find or management estimates, but is not based on a formal CRC commissioned market study.

STRATEGY

Management believes its innovative, manufacturing process will significantly reduce production costs of certain non-metallic crystals; reduce the capital expenditures needed to finance a manufacturing facility; more than triple the rate of crystal production; provide a product yield ranging from approximately 80% to 90% and produce higher quality crystals and crystal products.

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

PATENTS AND TRADEMARKS - continued

In addition, the SCT and Dr. Pandelisev have the following pending patents that relating the manufacture of Crystals and the development of Crystal Products:

Publication (Pending Application)

❖	20020117625 Fiber optic enhanced scintillation detector

❖	20020092465 Binary and ternary crystal purification and growth method and apparatus

❖	20020083741 Hot substrate deposition of fused silica

❖	20020083740 Process and apparatus for production of silica grain having desired properties and their fiber optic and semiconductor application

❖	20020083739 Hot substrate deposition fiber optic performs and perform components process and apparatus

❖	20020062784 Material purification

❖	20020053317 Material purification

❖	20020040675 Continuous crystal plate growth process and apparatus

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

CRC Crystal Research Corporation maintains its main office at 4952 East Encanto Street, Mesa, Arizona 85205. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

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

Results of Operation

We did not have any operating income from inception (March 22, 1993) through December 31, 2008.  For the year ended December 31, 2008, we recognized a net loss of $1,021,249.  Some general and administrative expenses during the quarter were accrued.  Expenses for the quarter were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative and manufacturing expenses.

The Company is looking to raise up to $1 Million to expand its quartz products and services to the semiconductor industry and to start selling crystals and crystal products and an additional $1.5 Million for facilities expansions.

ITEM 7.	MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Inflation

We believe that inflation has not had a material effect on our operations during 2007 and 2008.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2007 and 2008.

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

The adoption of this new Statement has not had a material effect on our current financial position, results or operations, or cash flows.

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

It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

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

We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

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

SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

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

SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  In preparing these consolidated financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances.  These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheet.   On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates.  Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations.  We do not have any critical accounting policies.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

CRC CRYSTAL RESEARCH CORPORATION

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

CRC Crystal Research Corporation
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CRC Crystal Research Corporation
(A Development Stage Company)
Mesa, Arizona

We have audited the accompanying balance sheets of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and since inception on March 22, 1993 to December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRC Crystal Research Corporation (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and since inception on March 22, 1993 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $2,605,102, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, these financial statements have been restated.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas

December 4, 2009

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2008	December 31
	As Restated	2007
ASSETS
Current assets
Cash	$2,730	$500

Total assets	$2,730	$500

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$313,000	$750
Accounts payable and accrued liabilities – related parties	10,260	-
Advances from shareholders	73,954	21,556

Total current liabilities	397,214	22,306

Stockholders' deficit

Preferred stock, par value $0.001
50,000,000 shares authorized,
no issued or outstanding	-	-

Common stock, par value $0.001
450,000,000 shares authorized,
13,370,270 and 12,327,449 shares
issued and outstanding, respectively	13,370	12,327

Paid in Capital	2,197,248	1,549,720

Deficit accumulated during the development stage	(2,605,102)	(1,583,853)

Total stockholders' deficit	(394,484)	(21,806)

Total liabilities and stockholders' deficit	$2,730	$500

The accompanying notes are an integral part of these statements

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007 and For the
Period From March 22, 1993(Inception) to December 31, 2008

			March 22, 1993
	Year Ended		(Inception) to
	December 31,		December 31,
	2008 As Restated	2007	2008 As Restated

Operating expenses
General and administrative	$326,444	$29,443	$1,379,632
Loss on sale of asset	-	-	7,491
Patent maintenance	7,070		7,070
Research and development	-	-	331,459
Impairment of manufacturing equipment	627,821	-	826,752
Professional fees	59,914	33,763	148,669

Total expenses	1,021,249	63,206	2,701,073

Loss from operations	(1,021,249)	(63,206)	(2,701,073)

Other income (expenses)
Other income	-	-	6,654
Gain on write-off of debt	-	-	230,000
Interest expense	-	-	(140,683)

Net Loss	$(1,021,249)	$(63,206)	$(2,605,102)

Basic and Diluted Loss per Share	$(0.08)	$(0.01)

Basic and diluted weighted average
number of shares outstanding	13,075,863	11,361,778

The accompanying notes are an integral part of these statements

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Period From March 22, 1993 (Inception) to December 31, 2008

					Deficit
					Accumulated
					During the	Total
	Common Stock		Paid in	Subscriptions	Development	Stockholders’
	Shares	Amount	Capital	Receivable	Stage	Equity
Balance at inception, March 22, 1993	-	$-	$-	$-	$-	$-

Common shares issued to founder
for cash and subscriptions	2,210,000	2,210	22,926	(12,555)	-	12,581
Payment of stock subscription				12,555		12,555

Net Loss					(33,292)	(33,292)

Balance, December 31, 1994	2,210,000	2,210	22,926	-	(33,292)	(8,156)

Common shares issued for services	44,000	44	1,956			2,000
Common shares issued for services	47,000	47	11,703			11,750
Common shares issued for cash	112,333	112	24,888			25,000
Common shares issued in						-
conversion of convertible notes	100,000	100	24,900			25,000
Common shares issued for services	31,600	32	7,868			7,900
Common shares issued in						-
conversion of convertible notes	40,000	40	9,960			10,000

Net (Loss)					(236,109)	(236,109)

Balance, December 31, 1995	2,584,933	2,585	104,201	-	(269,401)	(162,615)

Common shares issued for cash	40,000	40	9,960			10,000
Common shares issued for services	7,000	7	1,743			1,750
Common shares issued for services	4,000	4	996			1,000
Common shares issued for services	15,200	15	3,785			3,800

Net (Loss)					(192,969)	(192,969)

Balance, December 31, 1996	2,651,133	2,651	120,685	-	(462,370)	(339,034)

Common shares issued for cash	50,000	50	24,950			25,000
Common shares issued for services	22,000	22	10,978			11,000
Common shares issued in
conversion of convertible notes	80,000	80	19,920			20,000
Common shares issued for services	15,000	15	7,485			7,500
Common shares issued for cash	70,000	70	34,930			35,000
Common shares issued in
conversion of convertible notes	120,000	120	29,880			30,000
Common shares issued for cash	113,472	113	56,623			56,736
Common shares issued for cash	30,000	30	14,970			15,000
Common shares issued for services	85,000	85	42,415			42,500

Net (Loss)					(175,534)	(175,534)

Balance, December 31, 1997	3,236,605	3,236	362,836	-	(637,904)	(271,832)

Common shares issued for cash	20,000	20	9,980			10,000
Common shares issued for services	8,000	8	3,992			4,000
Common shares issued for cash	64,000	64	31,936			32,000
Common shares issued for cash	30,000	30	14,970			15,000
Common shares issued for services	3,000	3	1,497			1,500

Net (Loss)					(220,547)	(220,547)

STATEMENT OF STOCKHOLDERS’ DEFICIT - continued

Balance, December 31, 1998	3,361,605	3,361	425,211	-	(858,451)	(429,879)

Common shares issued for cash	12,000	12	5,988			6,000
Common shares issued for cash	8,000	8	3,992			4,000
Common shares issued for services	8,000	8	3,992			4,000

Net (Loss)					(154,943)	(154,943)

Balance, December 31, 1999	3,389,605	3,389	439,183	-	(1,013,394)	(570,822)

Common shares issued for services	290,000	290	72,210			72,500

Net (Loss)					(231,985)	(231,985)

Balance, December 31, 2000	3,679,605	3,679	511,393	-	(1,245,379)	(730,307)

Net (Loss)					(80,558)	(80,558)

Balance, December 31, 2001	3,679,605	3,679	511,393	-	(1,325,937)	(810,865)

Net (Loss)					(16,760)	(16,760)

Balance, December 31, 2002	3,679,605	3,679	511,393	-	(1,342,697)	(827,625)

Net (Loss)					(18,063)	(18,063)

Balance, December 31, 2003	3,679,605	3,679	511,393	-	(1,360,760)	(845,688)

Net (Loss)					(142,763)	(142,763)

Balance, December 31, 2004	3,679,605	3,679	511,393	-	(1,503,523)	(988,451)

Contributed service			660,000			660,000

Net Income / (Loss)					113,674	113,674

Balance, December 31, 2005	3,679,605	3,679	1,171,393	-	(1,389,849)	(214,777)

Common shares issued for
exercise of warrants for debt	869,844	870	100,305			101,175
Common shares issued for
conversion of related party debt	5,800,000	5,800	226,200			232,000
Common shares issued for services	300,000	300	11,700			12,000
Common shares issued for services	10,000	10	390			400

Net (Loss)					(130,798)	(130,798)

STATEMENT OF STOCKHOLDERS’ DEFICIT - continued

Balance, December 31, 2006	10,659,449	10,659	1,509,988	-	(1,520,647)	-

Common shares issued for services	1,050,000	1,050	9,450			10,500
Common shares issued for services	618,000	618	30,282			30,900

Net Income / (Loss)					(63,206)	(63,206)

Balance, December 31, 2007	12,327,449	12,327	1,549,720	-	(1,583,853)	(21,806)

Common shares issued to acquire:
Assets	627,821	628	627,193			627,821
Common shares issued for services	415,000	415	20,335			20,750

Net Income (Loss)					(1,021,249)	(1,021,249)

Balance, December 31, 2008	13,370,270	$13,370	$2,197,248	$-	$(2,605,102)	$(394,484)

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

The accompanying notes are an integral part of these statements

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007 and For the
Period From March 22, 1993(Inception) to December 31, 2008

			March 22, 1993
	Year Ended		(Inception) to
	December 31,		December 31,
	2008 As Restated	2007	2008 As Restated
Operating Activities:
Net loss	$(1,021,249)	$(63,206)	$(2,605,102)

Adjustments to reconcile net loss to cash:
Depreciation	-	-	25,545
Loss on sale of asset	-	-	7,491
Impairment of manufacturing equipment	627,821	-	826,752
Common stock issued for service	20,750	41,400	245,750
Contributed services	-	-	660,000
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	312,250	750	328,718
Increase in accounts payable and accrued liabilities – related parties	10,260	-	10,260

Net used in operating activities	(50,168)	(21,056)	(500,586)

Investment Activities:
Equipment purchase	-	-	(17,858)
Manufacturing equipment purchase	-	-	(214,109)

Cash used in investment activities	-	-	(231,967)

Financing Activities:
Net proceeds from shareholder advances	52,398	21,556	276,411
Proceeds from Series A convertible notes	-	-	200,000
Proceeds from sale of common stock	-	-	258,872

Cash provided by financing activities	52,398	21,556	735,283

Net increase in cash	2,230	500	2,730

Cash, beginning of year	500	-	-

Cash, end of year	$2,730	$500	$2,730

Supplemental cash flow information:
Interest expense paid in cash	$-	$-	$140,683
Income taxes paid in cash	$-	$-	$-

Non-cash investing and financing activities:
Stock issued for purchase of assets	$627,821	$-	$627,821
Stock issued to convert notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175

The accompanying notes are an integral part of these statements

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

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

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares plus any potentially dilutive debt or equity common stock equivalents.  As of December 31, 2008 and December 31, 2007, the Company had 160,000 and 300,000, respectively, of common stock purchase warrants outstanding that are considered common stock equivalents and which had been excluded from the diluted earnings (loss) per share calculation due to their anti-dilutive effect.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. Management believes that the carrying amounts of Company's financial instruments, consisting primarily of cash, accounts payable and accrued liabilities approximated their fair values as of December 31, 2008, due to their short-term nature.

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

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment - continued

In March 2008 the Company purchased the following crystal growth and materials purification equipment from SCT, LLC, a company owned and controlled by our chief executive officer (SCT). The equipment was recorded at SCT’s cost basis of $627,821, which was the cost incurred by SCT in the procurement and development of these assets.  Because these are custom made assets, and have had minimal use, as such no impairment was taken at the time of purchase.  SCT agreed to accept 627,821 common shares for the assets purchased.  The assets purchased follow:

Asset	Cost

Purification Stations - Qty 3
Including Spare Parts and Materials	$593,486
Generator	3,256
Converters - Qty 2	8,500
Gas Cabinet	2,579

Total	$627,821

The Company expected to install and put these purchased assets into production by December 31, 2008.  However, because of the unexpected delays (about six months) in the compliance process allowing the beginning of the funding process, the Company was unable to put these assets into production by year end, resulting in the requirement to consider impairment.

The SCT assets were developed and held by SCT for several years without being put into production.  Because the timing of the installation and operation of the equipment, and therefore the receipt by the Company of any related cash flows, is dependent on the Company’s ability to raise the necessary funds, the Company, given this uncertainty, has fully impaired these assets.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0 during the years ended December 31, 2008 and 2007, and $331,459 from inception through December 31, 2008.

NOTE 3.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $2,605,102 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.	STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 450,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  As of December 31, 2006, there were 10,659,449 shares of common stock outstanding, and no shares of preferred stock outstanding.   On June 10, 2006, the Company affected a four for one stock split.  All share and per share amounts herein are adjusted to give effect to the stock split.

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

NOTE 4.	STOCKHOLDERS’ EQUITY - continued

Common Stock - continued

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

On January 22, 2008 the company entered in to a consulting agreement with Mirador Consulting Inc. (Mirador) for Investor Relations consulting.  The Company issued 300,000 restricted common shares to Mirador upon execution of the agreement.  Subsequently, the agreement was nullified and Mirador provided notice that the certificate was returned, however the Company has not yet received the certificate.  Accordingly, the Company has affected an administrative hold on the stock until the certificate is received and these shares are still considered outstanding in the accompanying financial statements.

Warrants and Options

Information relating to warrant activity during 2007 and 2008 follows:

	Number of Shares	Weighted –Average Exercise Price
Total Warrants outstanding at December 31, 2006	300,000	$0.50
Less: Warrants Exercised	-	-
Less: Warrants Expired	-	-

Total Warrants outstanding at December 31, 2007	300,000	0.50
Less: Warrants Exercised	-	-
Less: Warrants Expired	(140,000)	0.50

Total Warrants outstanding at December 31, 2008	160,000	$0.50

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

NOTE 4.	STOCKHOLDERS’ EQUITY - continued

Warrants and Options - continued

On December 31, 2008 the Company had warrants outstanding for the purchase of an aggregate of 160,000 shares of its Common Stock, which are summarized in the table below.

	Warrants	Exercise	Expiration
	Outstanding	Price	Date

	160,000	$0.50	8-Apr-2010

Total	160,000

The outstanding and exercisable warrants had zero intrinsic value at December 31, 2008.

All exercise prices and share amounts have been adjusted to account for a 4:1 stock split affected on June 10, 2006.

NOTE 5.	RELATED PARTY TRANSACTIONS

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

Accounts Payable and Accrued Liabilities – Related Party

At December 31, 2008, the Company had amounts due to its former CFO of $10,260.

Advances from Shareholders

As of December 31, 2008, Dr. Pandelisev, our CEO and major shareholder, has provided short term operating capital to the company in the amount of $73,954.  These advances are non-interest bearing and due upon demand.

NOTE 6.	PROVISION FOR INCOME TAXES

The Company provides for income taxes under SFAS No. 109.

For the years ending December 31, 2008 and 2007, and the period from Inception through December 31, 2008, the Company had no significant current or deferred net income tax expense.

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

NOTE 6.	PROVISION FOR INCOME TAXES - continued

The net deferred income tax asset consists of the following:

	December 31,	December 31,
	2008	2007
Net Operating Losses	$672,276	$538,510
Deferred income tax liabilities	-	-
Subtotal	672,276	538,510
Valuation allowance	(672,276)	(538,510)
Net	$-	$-

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  Based upon the net operating losses incurred since inception, the Company has determined that the deferred tax asset at December 31, 2008 will likely not be realized and accordingly, has established a valuation allowance against the entire deferred tax asset.

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$-	2014
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	-	2025
2006	130,798	2026
2007	63,206	2027
2008	393,428	2028

Total	$1,977,281

NOTE 7.	USE OF PATENTS LICENSE, COMMITMENTS AND CONTINGENCIES

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
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

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

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

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

SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 9.	SUBSEQUENT EVENTS

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

CRC CRYSTAL RESEARCH CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(December 31, 2008 (restated) and December 31, 2007)

NOTE 10.	RESTATED FINANCIAL STATEMENTS

On August 27, 2009, the PCAOB revoked the registration of the Company’s prior auditors Moore & Associates Chartered. The Company was notified by the SEC that a due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.

The Company has identified material errors in its previously issued financial statements.  These misstatements require that the financial statements for the fiscal year ended December 31, 2008 be restated.

Below is a summary of the changes made to the financial statements previously files for the period ended December 31,2008.

As of December 31, 2008	As Originally Reported	Adjustments		As Restated
Cash	2,730			2,730
Accounts payable and accrued expenses	(27,330)	(285,670)		(313,000)
Accounts payable and accrued expenses – related parties	-	(10,260)	[3]	(10,260)
Advances from shareholders	(73,954)			(73,954)
Preferred stock	-			-
Common stock	(13,370)			(13,370)
Additional paid-in capital	(2,197,248)			(2,197,248)
Retained earnings/(accumulated deficit)	2,309,172	295,930		2,605,102

	TWELVE MONTHS ENDED
December 31, 2008	As Originally Reported	Adjustments		As Restated
General and administrative expenses	46,444	280,000	[2]	326,444
Patent fees	7,070			7,070
Professional fees	43,984	15,930	[1]	59,914
Impairment of manufacturing equipment	627,821			627,821
Income tax expense	-			-
Net Loss	725,319	295,930		1,021,249

Net loss per common share	$(0.06)	$(0.02)		$(0.08)
Weight average common shares outstanding	13,037,287	38,576		13,075,863
Adjustment Entry Description for December 31, 2008
[1]	Accrue legal and accounting fees.
[2]	Accrue management salaries.
[3]	Reclass of related party payables

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 7, 2009 the accounting firm of Seale and Beers, CPAs was engaged as the Company’s new independent registered public account firm. The Board of Directors of the Company and the Company's Audit Committee approved of the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs as its independent auditor.

The PCAOB revoked the registration of Moore and Associates, Chartered on August 27, 2009 because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation. At the time of initial filing of the 8-K on August 7, 2009, the Company was completely unaware of the SEC investigation of Moore and Associates. Seale and Beers, CPAs, the new auditors for the registrant, did not disclose any knowledge of the problems within Moore and Associates or the SEC investigation of the same while they were being engaged as auditors for the registrant.

During the period between August 7, 2009 and September 17, 2009 the Company was made aware that Seale and Beers CPAs was aware of Moore and Associates problems and the SEC investigation but chose not to disclose this to the registrant. Furthermore, the registrant requested many times via email and phone schedule for amendment of the 2008 10-K needed for the registrants pending S-1 registration, but never obtained one. On September 17 Seale and Beers notified the registrant that they were withdrawing as auditor.

On September 22, 2009, Board of Directors of the Registrant dismissed Seale and Beers for cause and GHB CPAs, PC was engaged as the Company’s new independent registered public account firm. The Board of Directors of the Company approved of the dismissal of Seale and Beers and the engagement of GHB CPAs, PC as its independent auditor.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

ITEM 9B.	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

Name	Age	First Year as Director	Position
Dr. Kiril A. Pandelisev	58	1993	CEO/Director

Charles J. Searock	72	2007	President/Director

Don Meyers	66	2008	Chief Financial Officer

Dr. Don Jackson	74	2007	Director

Prof. Alexander Ostrogorsky	51	2007	Director

Dr. Shariar Motakef	51	2007	Director

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have issued a total of 8,907,844 shares of our common stock to the following persons for services as of March 27, 2009:

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	% of Shareholdings

Common	Kiril A. Pandelisev, CEO, and Director	8,189,844	61.25%

Common	Charles J. Searock, President and Director	110,000.82%

Common	Don Meyers	278,000	2.08%

Common	Dr. Don Jackson	110,000.82%

Common	Dr. Shariar Motakef	110,000.82%

Common	Prof. Alexander Ostrogorsky	110,000.82%

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

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

14.1	Code of Ethics (2)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley At of 2002

32.1	Certification pursuant to Title 18 Section 1350

(1)           Incorporated by reference to our Form 10SB (SEC File No. ____________________).
(2)           Incorporated by reference to our Form 10-K filed with the SEC on March 31, 2009.

Reports on Form 8k:

23.	8k filed June 28, 2007 (incorporated by reference)

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Dated:   December 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Dr. Kiril Pandelisev

President, Chief Executive Officer,
Director

Dated:   December 7, 2009