Form 10-Q/A
period 2009-03-31
CRC CRYSTAL RESEARCH CORP
filed 2010-05-10
CIK 943690

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 7, 2010 , the Registrant had outstanding 16,886,870 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

CRC Crystal Research Corporation is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on May 15, 2009 (the "Original Filing") to restate and reissue its financial statements for the period ended March 31, 2009 contained in the Original Filing. The previously issued statements were reviewed by Moore and Associates Chartered Accountants and Advisors whose registration was revoked in August of 2009.

The financial statements as of and for the three months ended March 31, 2009 have been restated to:  (1) properly record and value shares issued for services during the three months ended March 31, 2009; and (2) to accrue management salary and other expenses earned or incurred during the period. The related footnote disclosures to the financial statements that were impacted by these restatements have also been amended.  The effect of the restatement is further described in note 10 to the financial statements contained in this Amendment.  In addition to the restatements discussed above, this Amendment also amends the information contained in Item 2 of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. Except as described above, this Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	December 31,
	2009	2008
	(As Restated)

ASSETS

Current assets
Cash	$1,015	$2,730

Total current assets	1,015	2,730

Total assets	$1,015	$2,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable & accrued liabilities	$59,220	$313,000
Accounts payable & accrued liabilities – related party	395,260	10,260
Advances from Shareholders	83,043	73,954

Total current liabilities	537,523	397,214

Stockholders' deficit

Preferred stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common Stock, par value $0.001,
450,000,000 shares authorized, 14,056,870 and
13,370,270 issued and outstanding	14,057	13,370

Paid in capital	3,068,361	2,197,248

Deficit accumulated during development stage	(3,618,926)	(2,605,102)

Total stockholders' deficit	(536,508)	(394,484)

Total liabilities and stockholders' deficit	$1,015	$2,730

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2009 (As Restated)	2008	2009 (As Restated)

Operating expenses
General and administrative	$967,408	$2,906	$2,347,040
Loss on sale of asset	-	-	7,491
Patent maintenance	-	1,955	7,070
Research and development	-	-	331,459
Impairment of manufacturing equipment	-	-	826,752
Professional fees	46,416	9,428	195,085

Total expenses	1,013,824	14,289	3,714,897

Loss from operations	(1,013,824)	(14,289)	(3,714,897)

Other income (expenses)
Other income	-	-	6,654
Gain on write-off of debt			230,000
Interest expense	-	-	(140,683)

Net loss	$(1,013,824)	$(14,289)	$(3,618,926)

Basic and diluted loss per share	$(0.07)	$(0.00)

Basic and diluted weighted average
number of shares outstanding	14,009,570	12,327,449

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS DEFICIT
For the Three Months Ended March 31, 2009
(Unaudited)
(As Restated)

		Price
	Issue	Per	Common Stock		Paid in	Accumulated	Total
	Date	Share	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2008			13,370,270	$13,370	$2,197,248	$(2,605,102)	$(394,484)

Common shares issued for services	01/16/09	$0.500	30,000	30	14,970		15,000
Common shares issued for assets	02/14/09	$0.000	44,600	45	(45)		-
Common shares issued for services	03/01/09	$1.400	612,000	612	856,188		856,800
Net (Loss)						(1,013,824)	(1,148,296)

Balance, March 31, 2009			14,056,870	$14,057	$3,068,361	$(3,618,926)	$(536,508)

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

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1993
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2009 (As Restated)	2008	2009 (As Restated)
Operating Activities:
Net loss	$(1,013,824)	$(14,289)	$(3,618,926)

Adjustments to reconcile net loss to cash:
Depreciation	-	-	25,545
Loss on sale of asset	-	-	7,491
Impairment of manufacturing equipment	-	-	826,752
Common stock issued for service	871,800	-	1,117,550
Contributed services	-	-	660,000
Changes in operating assets and liabilities
Accounts Payable and accrued liabilities	26,220	1,955	74,938
Accounts payable and accrued liabilities – related parties	105,000	-	395,260

Net cash used by operating activities	(10,804)	(12,234)	(511,390)

Investment Activities:
Equipment purchase	-	-	(17,858)
Manufacturing equipment purchase		-	(214,109)

Cash used by investment activities	-	-	(231,967)

Financing Activities:
Net proceeds from advances from shareholders	9,089	14,284	285,500
Proceeds from Series a convertible notes	-	-	200,000
Proceeds from sale of common stock	-	-	258,872

Cash provided by financing activities	9,089	14,284	744,372

Net increase/(decrease) in cash	(1,715)	1,950	1,015

Cash, beginning of period	2,730	500	-

Cash, end of period	$1,015	$2,450	$1,015

Supplemental Information:
Interest paid	$-	$-	$140,683
Income taxes paid	$-	$-	$-

Non-Cash Activities:
Loss on sale and impairment of assets	$-	$-	$834,243
Stock issued for purchase of assets	$45	$627,821	$627,821
Contributed capital	$-	$-	$660,000
Stock issued to convert notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175
Stock issued in lieu of cash for service	$-	$41,400	$245,750

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

Earnings/(Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of March 31, 2009, the Company had 160,000 in common stock purchase warrants outstanding as common stock equivalents, respectively.

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

Outstanding Warrants

As of March 31, 2009 the Company has 160,000 outstanding warrants to purchase common stock.  See Note 4 for details.

Advertising

The Company expenses advertising as incurred.  There have been no advertising expense since inception.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0.00 during the year ended December 31, 2008 and $331,459 from inception through March 31, 2009.

NOTE 3.                    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $3,618,926 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

The Company issued 686,600 shares of common stock during the three month period ended March 31, 2009 as follows:

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

Advances from Shareholder

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $592,939 as of March 31, 2009 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $2,695,175 the total valuation allowance is a comparable $592,939 .  The NOL from continuing operations for the year ended December 31, 2008 does not include the $627,821 impairment expense.

The provision for income taxes for the period ended March 31, 2009 and the year ended December 31, 2008 is calculated by applying the statutory rate of 22% to the income/(loss) from continuing operations and deducting appropriate taxes and allowances as follows:

	March 31,	December 31,
	2009	2008
Deferred Tax Asset	$592,939	$369,897
Valuation Allowance	(592,939)	(369,897)
Current Taxes Payable	-	-

Income Tax Expense	$-	$-

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)

NOTE 6.                    PROVISION FOR INCOME TAXES - continued

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$-	2014
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	-	2025
2006	130,798	2026
2007	63,206	2027
2008	97,498	2008
YTD 2009	1,013,824	2009

Total	$2,695,175

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(March 31, 2009 and December 31, 2008)
NOTE 10.                 RESTATEMENT

On August 27, 2009, the PCAOB revoked the registration of the Company’s prior auditors, Moore & Associates Chartered. The Company was notified by the SEC that, due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.

On December 4, 2009, the Company’s independent registered public accounting firm informed the registrant that, as a result of the re-audit of the Company’s financial statements for the year ended December 31, 2008, material errors in its previously issued financial statements as of and for the three month period ended March 31, 2009, had been identified.  These misstatements require that the financial statements as of and for the three month period ended March 31, 2009 be restated.

Below is a summary of the changes made to the financial statements previously filed as of and for the three months ended March 31, 2009.

As of March 31, 2009	As Originally Reported	Adjustments		As Restated
Cash	1,015			1,015
Accounts payable and accrued expenses	(30,070)	(29,150	) [1], [2]	(59,220)
Accounts payable and accrued expenses – related parties	-		(395,260)	(395,260)
Advances from shareholders	(83,043)			(83,043)
Preferred stock	-			-
Common stock	(13,370)	(687	) [5], [6]	(14,057)
Additional paid-in capital	(2,197,248)	(871,113	) [5], [6]	(3,068,361)
Retained earnings/(accumulated deficit)	2,322,716	1,296,210		3,618,926

	THREE MONTHS ENDED
March 31, 2009	As Originally Reported	Adjustments		As Restated
General and administrative expenses	5,608	961,800	[4], [6]	967,408
Professional fees	7,936	38,480	[1], [5]	46,416
Net Loss	13,544	1,000,280		1,013,824

Net loss per common share	$(0.00)		$(0.07)	$(0.07)
Weight average common shares outstanding	13,037,287	639,300		13,676,587
Adjustment Entry Description for December 31, 2008
[1	]	Accrue legal fees incurred in the current period that remain unpaid at March 31, 2009.
[2	]	Accrue legal fees incurred in prior periods that remain unpaid at March 31, 2009.
[3	]	Accrue management salaries earned in prior periods that remain unpaid at March 31, 2009
[4	]	Accrue management salaries earned in the current period that remain unpaid at March 31, 2009
[5	]	To record shares issued for services during the three months ended March 31, 2009
[6	]	To record shares issued to directors for compensation during the three months ended March 31, 2009

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

Operating Expenses.  The Company incurred operating expenses of $1,013,824 and $14,289 in the three months ended March 31, 2009 and 2008, respectively.   The increase of $999,535 versus the 2008 period is primarily attributable to common stock issued to Company directors for services ($850,000) and the accrual of management salaries of $105,000 during the 2009 period (no such salary accrual was necessary in the 2008 period).   The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Net Loss.  The Company generated a net loss of $(1,013,824) in the three months ended March 31, 2009 compared to a net loss of $(14,289) in the three months ended March 31 , 2008.  The Company does not believe that its financial results for 2009 or 2008 are indicative of the financial results it will achieve in future periods.

Liquidity and Capital Resources

As of March 31, 2008, the Company had negative net working capital of $(536,508) compared to a negative net working capital of $(394,484) at December 31, 2008.  At March 31, 2009, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev, accrued liabilities for professional fees or accrued salaries payable to management .

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

CRC CRYSTAL RESEARCH CORPORATION

Date: May 7, 2010	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.