Form 10-Q/A
period 2009-06-30
CRC CRYSTAL RESEARCH CORP
filed 2010-05-10
CIK 943690

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 7, 2010 , the Registrant had outstanding 16,866,870 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE:

CRC Crystal Research Corporation is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its quarterly report on Form 10-Q, which was filed with the Securities and Exchange Commission on August 19, 2009 (the "Original Filing") to restate and reissue its financial statements for the period ended June 30, 2009 contained in the Original Filing. The previously issued statements were reviewed by Moore and Associates Chartered Accountants and Advisors, whose registration was revoked in August of 2009.

The financial statements for period ended June 30, 2009 have been restated to properly value shares issued for service completed before March 31, 2009 and for accruals of management salary and other expenses.  The related footnote disclosures to the financial statements that were impacted by these restatements have also been amended.  The effect of the restatement is further described in note 10 to the financial statements contained in this Amendment.  In addition to the restatements discussed above, this Amendment also amends the information contained in Item 2 of the Original Filing.

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

CRC Crystal Research Corporation

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 (Unaudited), and December 31, 2008

	June 30,	December 31,
	2009	2008
	(As Restated)	(As Restated)

ASSETS

Current assets
Cash	$-	$2,730

Total current assets	-	2,730

Total assets	$-	$2,730

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable & accrued liabilities	$514,063	$313,000
Bank overdraft	512	-
Accounts payable & accrued liabilities – related party	3,750	10,260
Advances from shareholders	88,552	73,954

Total Current Liabilities	606,877	397,214

Stockholders' deficit

Preferred stock, authorized
50,000,000 shares, par value $0.001,
no preferred stock is outstanding	-	-

Common stock, par value $0.001, 450,000,000 shares authorized,
14,056,870 and 13,370,270 issued and outstanding, respectively	14,057	13,370

Additional paid-in capital	3,068,361	2,197,248

Deficit accumulated during development stage	(3,689,295)	(2,605,102)

Total stockholders' deficit	(606,877)	(394,484)

Total liabilities and stockholders' deficit	$-	$2,730

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and the period from
March 22, 1993 (Inception) to June 30, 2009
(Unaudited)

					March 22, 1993
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2009 (As Restated)	2008 (As Restated)	2009 (As Restated)	2008 (As Restated)	2009 (As Restated)

Operating expenses
General and administrative	$67,721	$159,263	$1,035,129	$162,169	$2,414,761
Loss on sale of asset	-	-	-	-	7,491
Patent maintenance	-	5,115	-	7,070	7,070
Research and development	-	-	-	-	331,459
Impairment of manufacturing equipment	-	-	-	-	826,752
Professional fees	2,648	2,122	49,064	11,550	197,733

Total expenses	70,369	166,500	1,084,193	180,789	3,785,266

Loss from operations	(70,369)	(166,500)	(1,084,193)	(180,789)	(3,785,266)

Other income (expenses)
Other income	-	-	-	-	6,654
Gain on write-off of debt					230,000
Interest expense	-	-	-	-	(140,683)

Net loss before income taxes	(70,369)	(166,500)	(1,084,193)	(180,789)	(3,689,295)

Provision for income tax	-	-	-	-	-

Net loss	$(70,369)	$(166,500)	$(1,084,193)	$(180,789)	$(3,689,295)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.08)	$(0.01)

Basic and diluted weighted average
number of shares outstanding	14,056,870	13,703,841	13,844,050	12,700,645

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2009
(Unaudited)
(As Restated)

						Deficit
						Accumulated
		Price				During the
	Issue	Per	Common Stock		Paid in	Development	Total
	Date	Share	Shares	Amount	Capital	Stage	Equity
Balance, December 31, 2008			13,370,270	$13,370	$2,197,248	(2,605,102)	(394,484)

Common shares issued for services	01/16/09	$0.50	30,000	30	14,970		15,000
Common shares issued for assets	02/14/09	$0.00	44,600	45	(45)		-
Common shares issued for services	03/01/09	$1.40	612,000	612	856,188		856,800
Net Income / (Loss)						(1,084,193)	(1,084,193)

Balance, June 30, 2009			14,056,870	$14,057	$3,068,361	$(3,689,295)	$(606,877)

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1993
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2009 (As Restated)	2008 (As Restated)	2009 (As Restated)
Operating Activities:
Net loss	$(1,084,193)	$(180,789)	$(3,689,295)
Adjustments to reconcile net loss to cash:
Depreciation	-	-	25,545
Loss on sale of asset	-	-	7,491
Impairment of manufacturing equipment	-	-	826,752
Common stock issued for service	871,800	20,750	1,117,550
Contributed services	-	-	660,000
Changes in operating assets and liabilities			-
Accounts payable and accrued liabilities	201,063	129,003	529,781
Bank overdrafts	512	-	512
Accounts payable and accrued liabilities – related parties	(6,510)	-	3,750

Net cash used by operating activities	(17,328)	(31,036)	(517,914)

Investment Activities:
Equipment purchase	-	-	(17,858)
Manufacturing equipment purchase	-	-	(214,109)

Cash used by investment activities	-	-	(231,967)

Financing Activities:
Net proceeds from advances from shareholders	14,598	32,658	291,009
Proceeds from Series A convertible notes	-	-	200,000
Proceeds from sale of common stock	-	-	258,872

Cash provided by financing activities	14,598	32,658	749,881

Net increase/(decrease) in cash	(2,730)	1,622	-

Cash, beginning of period	2,730	500	-

Cash, End of Period	$-	$2,122	$-

Supplemental Information:
Interest paid	$-	$-	140,683
Income taxes paid	$-	$-	$-

Non-Cash Activities:
Stock issued for purchase of assets	$45	$627,821	$627,866
Stock issued to convert notes	$-	$-	$85,000
Stock issued to convert related-party debt	$-	$-	$333,175

The accompanying notes are an integral part of these statements

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted (loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity common stock equivalents.  As of June 30, 2009, the Company had 160,000 in common stock purchase warrants outstanding as common stock equivalents, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

There have been no significant changes in the viability and booked value of the assets that would require impairment.  However, because the assets were developed and held by a predecessor company for several years without being put into production, the question arises as to when the assets will be put into production and therefore recoverable.   Because the timing of the installation and operation of the equipment is dependent on the Company’s ability to raise the necessary funds impairment is suggested.  Accordingly, the Company has fully impaired these assets to be compliant with current accounting practices.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Research and Development

The Company follows the policy of expensing research and development costs in the period incurred. The Company incurred $0 during the three and six month ended June 30, 2009 and 2008 and $331,459 from inception through June 30, 2009.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and the liquidation of its liabilities in the normal course of business.  However, the Company has never generated revenues, has accumulated a loss of $3,689,295 during its development stage, and currently lacks the capital to pursue its business plan.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

Management’s Plan

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4.            STOCKHOLDERS’ DEFICIT

Common Stock

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

●
On June 4, 2008 the company issued 300,000 common shares at $0.05 for consulting services of $15,000 ; 110,000 Common Shares at $0.05 for $5,500 executive compensation and 5,000 common shares at $0.05 for $ 250 bookkeeping services.

The Company issued  686,600 shares of common stock during the period ended June 30, 2009 as follows:

●
On January 16, 2009 the company issued 30,000 shares of common stock for accounting services. The transaction was valued at at $0.50 per share using the valuation of the company obtained in the prior period.

●
On February 14, 2009 the Company issued 44,600 shares of common stock to acquire certain assets from the Company’s Chief Executive Officer. The assets were determined to have a fair market value of $0 and the transaction was valued at par.

●
On March 1, 2009 the Company issued 550,000 shares of common stock to the Company’s Board of Directors and 62,000 shares of common stock for professional services. Both of these transactions were valued at the closing price of the shares on the date of issuance of $1.40 per share.

Warrants and Options

Information relating to warrant activity follows:

	Number of Shares	Weighted – Average Exercise Price
Total Warrants outstanding at December 31, 2007	300,000	$0.50
Less: Warrants Exercised	-	-
Less: Warrants Expired	(140,000)	0.50

Total Warrants outstanding at December 31, 2008	160,000	0.50
Less: Warrants Exercised	-	-
Less: Warrants Expired	-	-

Total Warrants outstanding at June 30, 2009	160,000	$0.50

On June 30, 2009 the Company had warrants outstanding for the purchase of an aggregate of 160,000 shares of its Common Stock, which are summarized in the table below.

	Warrants	Exercise	Expiration
	Outstanding	Price	Date

	160,000	$0.50	8-Apr-2011

Total	160,000

NOTE 5.            RELATED PARTY PAYABLES AND ADVANCES FROM SHAREHOLDERS

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.            RELATED PARTY PAYABLES AND ADVANCES FROM SHAREHOLDERS  - continued

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

Advances from Shareholder

As of June 30, 2009, Dr. Pandelisev has provided short term operating capital to the company in the amount of $88,552.  These are non-interest bearing demand loans.

As of June 30, 2009, the Company had accrued payroll for executive officer of $452,083.

NOTE 6.            PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The total deferred tax asset is $608,420 as of June 30 , 2009 which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $2,765,544 the total valuation allowance is a comparable $608,420 .  The NOL from continuing operations does not include the $627,821 impairment expense.

The provision for income taxes for the three and six months ended June 30, 2009 and 2008 is calculated by applying the statutory rate of 22% to the loss from continuing operations and deducting appropriate taxes and allowances as follows:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Deferred Tax Asset	$15,481	$36,630	$238,522	$39,774
Valuation Allowance	(15,481)	(36,630)	(238,522)	(39,774)
Current Taxes Payable	-	-	-	-

Income Tax Expense	$-	$-	$-	$-

Below is a chart showing the operating losses from continuing operations and the years in which they will expire.

Year	Amount	Expiration
1994	$-	2014
1995	155,727	2015
1996	192,969	2016
1997	175,534	2017
1998	220,547	2018
1999	154,943	2019
2000	231,985	2020
2001	80,558	2021
2002	16,760	2022
2003	18,063	2023
2004	142,763	2024
2005	-	2025
2006	130,798	2026
2007	63,206	2027
2008	1,021,249	2028
YTD 2009	1,084,193	2029

Total	$3,689,295

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  10.        RESTATEMENT

On August 27, 2009, the PCAOB revoked the registration of the Company’s prior auditors, Moore & Associates Chartered. The Company was notified by the SEC that, due to the revocation, a re-audit of the Company’s financial statements for the year ended December 31, 2008 would be required.

On December 4, 2009, the Company’s new independent registered public accounting firm informed the registrant that, as a result of the re-audit of the Company’s financial statements for the year ended December 31, 2008, material errors in its previously issued financial statements as of and for the three and six month periods ended June 30, 2009, had been identified.  These misstatements require that the financial statements as of and for the three and six month periods ended June 30, 2009 be restated.

Below is a summary of the changes made to the financial statements previously filed as of and for the three and six months ended June 30, 2009.

As of June 30, 2009	As Originally Reported	Adjustments		As Restated
Accounts payable and accrued liabilities	$374,926	$139,137	[1], [2], [4], [5] , [9]	$514,063
Bank overdraft	-	512	[3]	512
Accounts payable and accrued liabilities – related parties	-	3,750	[9]	3,750
Advances from shareholders	83,671	4,881	[9]	88,552
Preferred stock	-			-
Common stock	14,012	45	[6], [7]	14,057
Additional paid-in capital	6,514,039	(3,445,678)	[6], [7]	3,068,361
Deficit accumulated during development stage	(6,991,648)	3,302,353		(3,689,295)

	THREE MONTHS ENDED JUNE 30, 2009
	As Originally Reported	Adjustments		As Restated
General and administrative expenses	55,889	11,832	[1],[8]	67,721
Professional fees	12,649	(10,001)	[8]	2,648
Net loss	68,538	1,831		70,369

Net loss per common share	$(0.00)			$(0.01)
Weight average common shares outstanding	14,012,270	44,600		14,056,870

	SIX MONTHS ENDED JUNE 30, 2009
	As Originally Reported	Adjustments		As Restated
General and administrative expenses	191,531	843,598	[1], [5], [7], [8]	1,035,129
Professional fees	66,235	(17,171)	[6], [8]	49,064
Net loss	257,766	826,427		1,084,193

Net loss per common share	(0.02)			$(0.08)
Weight average common shares outstanding	13,810,292	33,758		13,844,050

Adjustment Entry Description
[1]	Accrue legal and professional fees incurred in the current period that remain unpaid at June 30, 2009.
[2]	Accrue legal and professional fees incurred in prior periods that remain unpaid at June 30, 2009.
[3]	To record overdraft of bank account as of June 30, 2009.
[4]	Accrue management salaries earned in prior periods that remain unpaid at June 30, 2009.
[5]	Accrue management salaries earned in the current period that remain unpaid at June 30, 2009.
[6]	To record shares issued for services during the three and six months ended June 30, 2009.
[7]	To record shares issued to directors for compensation during the six months ended June 30, 2009.
[8]	To record a reclassification of expenses.
[9]	To record a reclassification for related party payables.

CRC Crystal Research Corporation
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE  10.        RESTATEMENT - continued
Below is a summary of the changes made to the financial statements previously filed for the period ended December 31, 2008.

As of December 31, 2008	As Originally Reported	Adjustments		As Restated
Cash	$2,730			$2,730
Accounts payable and accrued expenses	27,330	285,670	[1],[2]	313,000
Accounts payable and accrued expenses – related parties	-	10,260	[3]	10,260
Advances from shareholders	73,954			73,954
Preferred stock	-			-
Common stock	13,370			13,370
Additional paid-in capital	2,197,248			2,197,248
Deficit accumulated during development stage	$(2,309,172)	$(295,930)		$(2,605,102)

Adjustment Entry Description for December 31, 2008
[1]	Accrue legal and accounting fees.
[2]	Accrue management salaries.
[3]	Reclass of related party payables

The Company also restated its Statements of Operations for the three and six months ended June 30, 2008 to accrue $70,000 for management salaries earned during those periods.  The adjustment increased general and administrative expense and the net loss for these periods by $70,000 respectively, versus what had previously been reported.  There was no impact to loss per share.

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

Operating Expenses.  The Company incurred operating expenses of $70,369 and $166,500 in the three months ended June 30, 2009 and 2008, respectively.  General and administrative expenses decreased $91,542 from 2008 due to a lack of operational activity.   The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Results of Operations for the Six Months ended June 30, 2009 and 2008

Revenues.  The Company did not generate any revenues in the six months ended June 30, 2009 or 2008.

Operating Expenses.  The Company incurred operating expenses of $1,084,193 and $180,789 in the six months ended June 30, 2009 and 2008, respectively.  General and administrative expenses increased $872,960 from 2008, primarily due to common stock issued to Company directors for services ($850,000) and the accrual of management salaries of $210,000 during the 2009 period ($70,000 of salary accrual was necessary in the 2008 period).    The operating expenses that the Company is currently incurring are not indicative of the level of expenses that will be incurred if the Company is successful at raising capital and commencing actual operations.

Liquidity and Capital Resources

As of June 30, 2009, the Company had negative net working capital of $606,877 compared to a negative net working capital of $394,484 at December 31, 2008.  At June 30, 2009, all of the Company’s current liabilities consisted of loans payable to Dr. Pandelisev or accrued liabilities for professional fees and management salaries.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30 , 2009.  Disclosure controls and procedures are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include some, but not all, components of our internal control over financial reporting.  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30 , 2009 due to an existing material weakness in our internal control over financial reporting as discussed below.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended  June 30 , 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

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

CRC CRYSTAL RESEARCH CORPORATION
Date: May 10, 2010	/s/ Kiril A. Pandelisev
By: Kiril A. Pandelisev, Chief Executive Officer And Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference

31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer

32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.